Form 10-Q
period 2007-09-30
Metavante Technologies, Inc.
filed 2007-11-14
CIK 1399768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number 001-33747

METAVANTE TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Wisconsin	39-0968604
(State of incorporation)	(I.R.S. Employer Identification No.)

4900 West Brown Deer Road, Milwaukee, Wisconsin	53223
(Address of principal executive offices)	(Zip code)

(414) 357-2290

(Registrant’s telephone number, including area code)

METAVANTE HOLDING COMPANY

770 North Water Street

Milwaukee, Wisconsin 53202

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 12, 2007
Common Stock, $0.01 par value	118,778,771*

*	Estimate subject to resolution of fractional interests created in the spin-off.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

METAVANTE CORPORATION

(A Subsidiary of Marshall & Ilsley Corporation)

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)

	September 30, 2007	December 31, 2006
Assets
Current Assets:
Cash and cash equivalents	$490,389	$344,241
Restricted funds	172,708	247,585
Accounts receivable, net	135,739	123,702
EFD processing receivables	53,220	50,893
Unbilled revenues	94,167	98,861
Deferred income taxes	34,590	34,110
Other current assets	41,736	41,183

Total current assets	1,022,549	940,575
Capitalized software and conversions, net	242,256	214,520
Premises and equipment, net	131,083	135,221
Goodwill and other intangibles, net	1,665,850	1,639,170
Other assets	103,200	85,828

Total	$3,164,938	$3,015,314

Liabilities and Shareholder’s Equity
Current Liabilities:
Accounts payable	$26,190	$24,632
Accrued compensation and related benefits	45,004	52,379
Accrued expenses	161,539	124,219
Payments held for third party remittance	178,140	241,325
Deferred revenues	147,809	110,768
Other current liabilities	13,876	17,803

Total current liabilities	572,558	571,126
Long-term debt due to related party	982,000	982,000
Other long-term debt and capital lease obligations	22	—
Due to parent	19,495	19,495
Deferred income taxes	159,513	157,645
Postretirement benefit obligation and other liabilities	8,962	10,157

Total liabilities	1,742,550	1,740,423
Minority interest	13,350	12,757
Shareholder’s Equity:
Common stock, $.01 par value-authorized, 300,000 shares; issued and outstanding, 87,000 shares in each period	870	870
Additional paid-in capital	819,104	814,498
Retained earnings	586,955	444,657
Accumulated other comprehensive income, net of tax	2,109	2,109

Total shareholder’s equity	1,409,038	1,262,134

Total	$3,164,938	$3,015,314

See notes to condensed consolidated financial statements.

METAVANTE CORPORATION

(A Subsidiary of Marshall & Ilsley Corporation)

Condensed Consolidated Statements of Income (Unaudited)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue:
Processing and services—external	$375,320	$339,101	$1,096,117	$1,026,499
Processing and services—related party	31,593	34,673	93,772	91,762

Total revenue	406,913	373,774	1,189,889	1,118,261
Expenses:
Cost of processing and services	270,318	236,751	788,331	742,625
Selling, general and administrative	49,045	65,043	163,128	175,948
Transaction costs	1,443	—	2,343	—

Total expenses	320,806	301,794	953,802	918,573

Income from operations	86,107	71,980	236,087	199,688
Other non-operating income (expense):
Interest income	5,207	4,156	12,824	10,025
Interest expense	(10,828)	(10,834)	(32,493)	(32,538)
Net gains/(losses) related to Firstsource	(6)	—	7,039	—
Other	(523)	(250)	(494)	291

Income before income taxes	79,957	65,052	222,963	177,466
Allocated income tax provision	29,796	23,812	80,666	61,322

Net income	$50,161	$41,240	$142,297	$116,144

See notes to condensed consolidated financial statements.

METAVANTE CORPORATION

(A Subsidiary of Marshall & Ilsley Corporation)

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2007	2006
Operating Activities:
Net income	$142,297	$116,144
Adjustments to reconcile net income to net cash from operating activities:
Depreciation of premises and equipment	30,675	30,434
Amortization	84,834	77,471
Deferred income taxes	(1,245)	(7,997)
Stock-based compensation expense	4,606	6,132
Other non-cash items	4,251	1,254
Net gains related to Firstsource	(7,039)	—
Changes in assets and liabilities—net of effect from acquisitions of businesses:
Accounts receivable	(11,751)	(13,872)
EFD processing receivables	(2,326)	(7,231)
Unbilled revenues	4,694	(5,523)
Other current assets	(404)	(5,526)
Other assets	4,569	4,603
Accounts payable and accrued liabilities	25,107	48,424
Deferred revenues	12,286	(995)
Postretirement benefit obligation and other liabilities	(4,859)	3,294

Net cash from operating activities	285,695	246,612

Investing Activities:
Capital expenditures for premises and equipment	(26,479)	(25,786)
Capital expenditures for capitalized software and conversion costs	(77,198)	(52,029)
Purchase of equity investment	—	(30,000)
Purchase of short-term investments	—	(50,000)
Maturity of short-term investments	—	70,000
Change in restricted cash	75,752	47,335
Purchases of restricted CD’s	(50,000)	(90,000)
Maturities of restricted CD’s	50,000	160,000
Acquisitions—net of cash acquired	(48,196)	(39,542)

Net cash from investing activities	(76,121)	(10,022)

Financing Activities:
Repayment of debt and capital lease obligations	(241)	(2,949)
Change in payments held for third party remittance	(63,185)	(124,457)
Dividend paid to parent	—	(3,000)

Net cash from financing activities	(63,426)	(130,406)

Change in cash and cash equivalents	146,148	106,184
Cash and cash equivalents—beginning of period	344,241	208,028

Cash and cash equivalents—end of period	$490,389	$314,212

Supplemental Cash Flow Information
Cash paid in the period for:
Interest	$32,493	$32,538
Income taxes	$56,420	$55,486
Noncash transactions—issuance of parent equity for acquisitions	$—	$58,190

See notes to condensed consolidated financial statements.

METAVANTE CORPORATION

(A Subsidiary of Marshall & Ilsley Corporation)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, except share and per share data)

1. Basis of Presentation and Summary of Significant Accounting Policies

Metavante Corporation (“Metavante” or the “Company”) was a wholly owned subsidiary of Marshall & Ilsley Corporation (“M&I” or “parent”) that provides technology products, software and services to financial services firms and businesses in the United States and abroad. The condensed consolidated financial statements for the three and nine months ended September 30, 2007 and 2006 are unaudited. In the opinion of management, all adjustments, normal and recurring in nature, necessary for a fair presentation of such condensed consolidated financial statements have been included. Such interim results are not necessarily indicative of full year results. The condensed consolidated financial statements have been prepared as permitted by Form 10-Q and Article 10 of Regulation S-X and accordingly they do not include all of the information and footnotes included in the annual consolidated financial statements and accompanying footnotes. The condensed consolidated financial statements should be read in conjunction with Metavante’s audited consolidated financial statements and accompanying notes, which are contained in the registration statement on Form S-4 of Metavante Technologies, Inc. (f/k/a Metavante Holding Company) (Registration No. 333-143143), which was declared effective on September 14, 2007.

On November 1, 2007, Metavante, M&I, WPM, L.P., a limited partnership affiliated with Warburg Pincus Private Equity IX, L.P. (“Warburg Pincus”), and others consummated an investment agreement pursuant to which,

•

M&I separated into two publicly-traded companies, referred to herein as “New Marshall & Ilsley Corporation” and “New Metavante.” New Metavante, named “Metavante Technologies, Inc.” owns and operates Metavante’s business. The issued and outstanding common stock of Metavante Technologies, Inc. was distributed 75% to Marshall & Ilsley shareholders and the remaining 25% to Warburg Pincus;

•	Warburg Pincus invested $625 million in Metavante Technologies, Inc. for an equity interest representing 25% of Metavante Technologies, Inc. common stock;

•	Metavante Technologies, Inc. and/or one or more of its subsidiaries incurred approximately $1.75 billion of indebtedness; and

•

Metavante paid off certain intercompany indebtedness plus accrued and unpaid interest owed to M&I (the amount owed was $982 million) and Metavante Technologies, Inc. contributed to New Marshall & Ilsley $1.665 billion in cash (which included the $625 million of proceeds from the sale of the Metavante Technologies, Inc. common stock to Warburg Pincus).

As a result of completion of the transactions contemplated by the investment agreement,

•

each holder of M&I common stock as of the effective time of the holding company merger received three shares of New Marshall & Ilsley common stock and one share of Metavante Technologies, Inc. common stock for every three shares of M&I common stock held of record;

•

Warburg Pincus received shares of Metavante Technologies, Inc. common stock that represent 25% of the shares of Metavante Technologies, Inc. common stock and a stock purchase right to acquire additional shares under certain circumstances in order to maintain its 25% ownership; and

•

each holder of M&I common stock as of the effective time of the holding company merger that would otherwise be entitled to receive fractional shares of Metavante Technologies, Inc. common stock resulting from the holding company merger received cash in lieu of such fractional shares (and therefore did not receive shares of New Marshall & Ilsley common stock in respect of such fractional shares).

These transactions will be recorded in the fourth quarter of 2007.

Unless otherwise noted, the information included in Part II of this Quarterly Report on Form 10-Q relates to Metavante Technologies, Inc., while the financial and other information included in Part I of this Quarterly Report on Form 10-Q generally relates to Metavante Corporation since during the quarter covered by this report, Metavante Technologies, Inc. had not conducted any operations and had no assets or liabilities other than the capital stock of New Marshall & Ilsley and Merger Sub, those incident to Metavante Technologies, Inc.’s formation and the holding of the capital stock of new Marshall & Ilsley and those pursuant to the separation and related transactions.

Consolidation— The condensed consolidated financial statements include the accounts of Metavante, its wholly owned subsidiaries, and subsidiaries that are majority owned and/or over which it exercises substantive control. Investments in unconsolidated affiliates, in which Metavante has 20 percent to 50 percent of ownership interest and has the ability to exercise significant influence, but not substantive control, over the affiliate’s operating and financial policies, are accounted for using the equity method of accounting. All intercompany transactions are eliminated in consolidation.

Equity Investment— As of December 31, 2006, Metavante held a 24% interest in Firstsource Solutions Limited (“Firstsource”), an Indian-based provider of business process outsourcing solutions. This investment is included in other assets on the consolidated balance sheet and is accounted for using the equity method of accounting. During February 2007, Firstsource offered 60 million new shares of common stock at $1.45 per share in a public offering which yielded $86.9 million of cash proceeds to Firstsource. This issuance of new shares of common stock diluted Metavante’s ownership percentage to approximately 21%. Under the provisions of Staff Accounting Bulletin No. 51, “Accounting for Sales of Stock by a Subsidiary,” when an investee issues shares of its common stock, the investor should recognize a gain or loss in the same manner as if the investor has sold a portion of its investment. Subject to certain criteria of SAB 51, the resulting gain or loss can be recognized in the consolidated income statements or reflected as a capital transaction in consolidated shareholder’s equity at the option of Metavante, and the accounting treatment selected is to be followed consistently for all future gains or losses. Metavante elected to recognize the initial gain of $8,028 in the consolidated statement of income in the first quarter of 2007. All future SAB 51 gains or losses will be recognized in the consolidated statement of income. As a result of Firstsource’s equity transactions, Metavante recognized a net gain of $7,039 for the nine months ended September 30, 2007. Deferred income taxes have been provided on the gain. For the three months ended September 30, 2007, the loss related to Firstsource was insignificant.

2. New Accounting Pronouncements

In June 2007, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). EITF 06-11 specifies how entities should recognize the income tax benefit received on dividends that are (a) paid to employees holding equity-classified nonvested shares, equity-classified nonvested share units, or equity-classified outstanding share options and (b) charged to retained earnings under Statement of Financial Accounting Standards (SFAS) 123(R), Share-Based Payment (SFAS 123(R)). EITF 06-11 is effective for Metavante on January 1, 2008. Metavante does not believe EITF 06-11 will have a material effect on its financial statements and related disclosures.

In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items generally on an instrument-by-instrument basis at fair value that are not currently required to be measured at fair value. SFAS 159 is intended to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 does not change requirements for recognizing and measuring dividend income, interest income, or interest expense. SFAS 159 is effective for Metavante on January 1, 2008, although early adoption is permitted. Metavante intends to adopt SFAS 159 on January 1, 2008, and continues to assess the impact, if any, SFAS 159 will have on Metavante.

In September 2007, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides a definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles (“GAAP”) more consistent and comparable. SFAS 157 also expands the required disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS 157 is effective for Metavante on January 1, 2008. Metavante intends to adopt SFAS 157 on January 1, 2008, and continues to assess the impact, if any, SFAS 157 will have on Metavante.

3. Business Combinations

The following acquisition, which is not considered to be a material business combination, was completed during the first quarter of 2007.

On January 17, 2007, Metavante acquired all of the outstanding stock of Valutec Card Solutions, Inc. (“Valutec”) for $40,953 in cash. Valutec is a leading provider of closed-loop, in-store gift and loyalty card solutions for small and medium-sized businesses, including hosted account management, reporting capabilities, plastic card design and production, along with card program merchandising products. Initial goodwill, subject to the final fair value determination for assets acquired and liabilities assumed, amounted to $34,125 at September 30, 2007. The estimated identifiable intangible asset to be amortized (customer relationships) with an estimated useful life of seven years amounted to $8,200. The goodwill and intangibles resulting from this acquisition are not deductible for tax purposes.

4. Goodwill and Other Intangibles

The changes in the carrying amount of goodwill for the nine months ended September 30, 2007, is as follows:

	(as adjusted)
	Financial Solutions Group	Payment Solutions Group	Total
Goodwill balance as of December 31, 2006	$318,051	$1,012,225	$1,330,276
Goodwill acquired during the period	—	34,125	34,125
Purchase accounting adjustments	—	9,758	9,758

Goodwill balance as of September 30, 2007	$318,051	$1,056,108	$1,374,159

As discussed in Note 10, Metavante changed its segment reporting in the third quarter of 2007. The goodwill balances as of December 31, 2006, were adjusted for this change.

Purchase accounting adjustments are the adjustments to the initial goodwill recorded at the time an acquisition is completed. Such adjustments generally consist of adjustments to the assigned fair value of the assets acquired and liabilities assumed resulting from the completion of valuations, adjustments to initial estimates recorded for transaction costs or exit liabilities, if any, contingent consideration when paid or received from escrow arrangements at the end of a contractual contingency period and the reduction of goodwill allocated to sales transactions. For 2007, the additional goodwill represents adjustments made to the initial estimates of fair value associated with the acquisition of Vicor, Inc. and total earnout payments of $8,000 related to the acquisitions of Advanced Financial Solutions, Inc., Printing for Systems, Inc. and Adminisource Corporation.

At September 30, 2007, Metavante’s other intangible assets consisted of the following:

September 30, 2007	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer Relationships	$360,398	$(76,184)	$284,214
Other	11,200	(3,723)	7,477

Total	$371,598	$(79,907)	$291,691

Amortization expense of other intangible assets amounted to $7,084 and $6,834 for the three months ended September 30, 2007 and 2006, respectively. Amortization expense of other intangible assets amounted to $20,960 and $19,707 for the nine months ended September 30, 2007 and 2006, respectively.

The estimated amortization expense of other intangible assets for the next five years are:

2008	$27,743
2009	27,520
2010	27,311
2011	27,248
2012	26,780

5. Stock Warrants

On June 29, 2007, Metavante signed a warrant agreement which grants Metavante warrants to purchase 2.5 million shares of a publicly-traded software provider. The warrants were received as part of a software development, distribution, license and support agreement with the software provider. The warrants are vested upon attainment of certain milestones through December 31, 2012. As of September 30, 2007, 0.5 million warrants are vested, but cannot be exercised until December 31, 2012. The fair value of the vested warrants at June 30, 2007, was estimated to be $5,610 and recorded in other assets. The offset was recorded to Capitalized software and conversions, net on the Condensed Consolidated Balance Sheet as the warrants were received concurrently with software license payments made to the software provider. This transaction was recorded as a non-cash item in the consolidated statement of cash flows. The unvested warrants will be recorded at the date at which Metavante’s performance milestones necessary to earn the warrants are complete.

The vested warrants are considered derivatives per SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” The fair value of the vested warrants will be recorded at the end of each reporting period with changes in fair value recorded to earnings. The fair value of the warrants was $4,800 at September 30, 2007.

6. Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations at September 30, 2007 and December 31, 2006 consisted of the following:

	September 30, 2007	December 31, 2006
Notes payable to M&I:
Due 2008 with rate at 3.65%, unsecured	$67,000	$67,000
Due 2009 with rate at 4.35%, unsecured	165,000	165,000
Due 2009 with rate at 4.35%, unsecured	140,000	140,000
Due 2009 with rate at 4.50%, unsecured	610,000	610,000
Note payable:
Note payable to minority shareholder of Everlink, payment due monthly through 2007 with a 5.50% rate, unsecured	94	319
Capital lease obligations	60	76

Total debt and capital lease obligations	982,154	982,395
Less current maturities	(132)	(395)

Total long-term debt and capital lease obligations	$982,022	$982,000

The notes payable to M&I were subsequently repaid on November 1, 2007. See footnote 1 for further details.

7. Related Party Transactions

Metavante provides data processing and related services to M&I and its subsidiaries. Certain expenses incurred by M&I on behalf of Metavante were allocated to Metavante through various intercompany service charges. The method of allocation varies by type of expense and, where possible, includes all expenses directly attributable to Metavante. These transactions may not be reflective of those that would have been incurred between unrelated parties.

The majority of Metavante’s cash balances are deposited with M&I Bank, M&I’s largest subsidiary bank. For the three months ended September 30, 2007 and 2006, interest paid to Metavante by M&I Bank on these investments was $7,699 and $5,258, respectively. Interest paid to Metavante by M&I was $20,825 and $14,048 for the nine months ended September 30, 2007 and 2006, respectively. Interest on bill payment float is recorded in processing and services revenue. The remainder of interest is recorded as interest income.

The following table represents Metavante’s intercompany expenses and interest:

	Three months ended September 30,
	2007	2006
Charges allocated from M&I	$13,105	$12,056
Interest income	7,699	5,258
Interest expense	(10,819)	(10,819)

	Nine months ended September 30,
	2007	2006
Charges allocated from M&I	$39,868	$37,188
Interest income	20,825	14,048
Interest expense	(32,462)	(32,459)

The following table represents Metavante’s intercompany receivables, long-term debt, and liabilities:

	September 30, 2007	December 31, 2006
Accounts receivable	$6,460	$9,110
Long-term debt	982,000	982,000
Due to parent	19,495	19,495

At September 30, 2007, Metavante and its subsidiaries had a $60,000 line of credit available from M&I which is due on demand. Interest on the outstanding borrowings is payable quarterly at a rate equal to M&I’s average commercial paper rate, plus 0.25% . At September 30, 2007 and December 31, 2006, respectively, there were no borrowings outstanding under the line of credit. Metavante pays a commitment fee of approximately 3/16th of 1 percent on the available line of credit. This line of credit was subsequently terminated on October 1, 2007. See Note 6 for information on long-term debt due to M&I.

Metavante has a Tax Sharing Agreement with M&I , whereby Metavante will make payments to M&I for additional tax liabilities created as a result of debt being transferred over to M&I in conjunction with an aborted initial public offering. Metavante has recorded a deferred tax asset and corresponding payable to M&I of $19,495 at September 30, 2007 related to this transfer.

8. Income Taxes

Effective January 1, 2007, Metavante adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), and there was no effect on the consolidated financial statements. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

As of the date of adoption, the total amount of unrecognized tax benefits was approximately $11,000, of which $9,000 relates to benefits that, if recognized, would impact the annual effective tax rate. Upon adoption of FIN 48, Metavante changed its policy to include interest and penalties related to income tax liabilities in income tax provision. Prior to adoption of FIN 48, Metavante recorded interest and penalties related to income tax liabilities in selling, general and administrative expenses. Included in the total liability for unrecognized tax benefits as of the date of adoption is approximately $500 of interest and no penalties.

Metavante and its subsidiaries file income tax returns in the U.S. (as part of the M&I consolidated return) and various state jurisdictions. With limited exceptions, Metavante is no longer subject to examinations by federal and state taxing authorities for taxable years before 2003.

The Company does not anticipate that unrecognized tax benefits would significantly change within 12 months of the adoption date.

9. Postretirement Health Plan

Metavante is a member of M&I’s defined benefit health plan that provides health care benefits to eligible current and retired employees. Eligibility for retiree benefits is dependent upon age, years of service and participation in the health plan during active service. This plan is contributory and in 1997 and 2002 the plan was amended. Employees hired, including employees retained from mergers, after September 1, 1997, will be granted access to the plan upon retirement; however, such retirees must pay 100% of the cost of health care benefits. The plan continues to contain other cost-sharing features such as deductibles and coinsurance.

Net periodic postretirement benefit cost for the three and nine months ended September 30, 2007 and 2006 included the following components:

	Three Months Ended September 30,
	2007	2006
Service cost	$189	$244
Interest cost on APBO	246	236
Expected return on plan assets	(103)	(53)
Prior service amortization	(156)	(156)
Actuarial loss amortization	5	112

Net periodic postretirement benefit cost	$181	$383

	Nine Months Ended September 30,
	2007	2006
Service cost	$567	$732
Interest cost on APBO	737	708
Expected return on plan assets	(308)	(159)
Prior service amortization	(469)	(469)
Actuarial loss amortization	15	337

Net periodic postretirement benefit cost	$542	$1,149

Benefit payments and expenses, net of participant contributions, for the three and nine months ended September 30, 2007, amounted to $144 and $398, respectively.

The funded status, which is the accumulated postretirement benefit obligation net of fair value of plan assets as of September 30, 2007, follows:

Total funded status, December 31, 2006	$(9,619)
Service cost	(567)
Interest cost on APBO	(737)
Expected return on plan assets	308
Employer contribution/payments	1,737
Expected subsidy (Medicare Part D)	(34)

Total funded status, September 30, 2007	$(8,912)

10. Segment Information

Metavante operates in two business segments—the Financial Solutions Group (“FSG”) and the Payment Solutions Group (“PSG”). These reportable segments are strategic business units through which the Company offers different products and services. Metavante evaluates the performance of its segments based on their respective revenues and operating income excluding certain corporate costs. Segment operating income also excludes non-operating income and expenses and income taxes. During the third quarter of 2007, the Company transferred the Image Solutions business, which was previously reported in the FSG segment, to the PSG segment. Segment reporting for all periods presented has been adjusted to reflect this change. There have not been any other changes to the way the Company organizes its segments.

For the three and nine months ended September 30, 2007, transaction costs of $1,443 and $2,343, respectively, associated with the separation of Metavante and M&I are included in Corporate/Other segment expenses. Management does not include these items when assessing the financial results of the business segment operations.

Revenue and operating income for Metavante’s reporting segments are as follows:

	FSG	PSG	Corporate/ Other	Consolidated
Three months ended September 30, 2007
Revenue	$166,810	$241,004	$(901)	$406,913
Expenses	127,194	163,688	29,924	320,806

Income from Operations	39,616	77,316	(30,825)	86,107

Other Non-Operating Income, net				(6,150)

Income before Income Taxes				$79,957

Three months ended September 30, 2006 (as adjusted)
Revenue	$161,552	$213,005	$(783)	$373,774
Expenses	108,436	151,605	41,753	301,794

Income from Operations	53,116	61,400	(42,536)	71,980

Other Non-Operating Income, net				(6,928)

Income before Income Taxes				$65,052

	FSG	PSG	Corporate/ Other	Consolidated
Nine months ended September 30, 2007
Revenue	$474,645	$717,282	$(2,038)	$1,189,889
Expenses	353,710	504,683	95,409	953,802

Income from Operations	120,935	212,599	(97,447)	236,087

Other Non-Operating Income, net				(13,124)

Income before Income Taxes				$222,963

Nine months ended September 30, 2006 (as adjusted)
Revenue	$461,643	$658,937	$(2,319)	$1,118,261
Expenses	345,123	469,252	104,198	918,573

Income from Operations	116,520	189,685	(106,517)	199,688

Other Non-Operating Income, net				(22,222)

Income before Income Taxes				$177,466

(1)	Included in the Corporate/Other Revenue and Expense are eliminations of inter-segment transactions totaling $901 and $783 for the three months ended September 30, 2007 and 2006, respectively and $2,038 and $2,319 for the nine months ended September 30, 2007 and 2006, respectively.

11. Commitments and Contingencies

During its normal course of business, Metavante may be involved from time to time in litigation. Metavante has recorded a reserve in the amount of $8,499 for the estimated exposure and legal fees relating to a contractual dispute with a customer. No significant changes in this litigation or the estimated exposure have occurred since December 31, 2006.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those that express a plan, belief, expectation, estimation, anticipation, intent, contingency, future development or similar expression, and can generally be identified as forward-looking because they include words such as “believes,” “anticipates,” “expects,” “could,” “should,” or words of similar meaning. Statements that describe our objectives or goals are also forward-looking statements. The forward-looking statements included in this report involve significant risks and uncertainties, and a number of factors, both foreseen and unforeseen, that could cause actual results to differ materially from our current expectations. These factors include, but are not limited to, our debt level, restrictions and limitations in our credit facilities, our competitive industry, risks of damage to our data centers, additional costs and requirements associated with our public company status, foreign currency fluctuations, intellectual property risks, risks with business cycles, effect of regulation on our business, network and operational risks, loss of significant customers and customer consolidation, risks associated with future acquisitions and growth opportunities, and other risks that may be disclosed from time to time in our SEC filings or otherwise, including those listed in the “Risk Factors,” “Legal Proceedings” and “Management Discussion and Analysis of Results of Operations and Financial Condition” sections described in our registration statement on Form S-4, as amended (Registration No. 333-143143).

We urge you to consider these factors carefully in evaluating the forward-looking statements and caution you not to place undue reliance upon forward-looking statements, which speak only as of the date of this report. We undertake no obligation to update any forward-looking statement to reflect subsequent events or circumstances.

Overview

Metavante is a leading financial services technology provider. Metavante’s integrated banking and payments products and services assist its clients in completing critical financial services activities including account processing for deposit, loan and trust systems, image-based and conventional check processing, lockbox services, electronic funds transfer, consumer health care payments, electronic presentment and payment, government and merchant processing, and business transformation services.

Metavante began operations in 1964, providing community and regional banks with dependable, outsourced account processing services with a high level of client service. Since then, Metavante has become a provider of innovative, high quality products and services to the financial services, commercial and health care insurance industries.

Metavante’s overall strategy is to drive revenue and earnings growth by: (1) cross-sales to existing customers; (2) pursuing acquisitions to increase its market reach and scale or extend the current product offering; (3) increasing presence in new markets, for example, international markets; and (4) expanding product offerings such as business process outsourcing and specialized payment solutions.

The financial information presented is for Metavante as a subsidiary of Marshall & Ilsley. In future periods, Metavante will incur new or additional expenses associated with being a public company or procuring services previously provided by Marshall & Ilsley on behalf of Metavante. Examples of these costs include expenses for SEC reporting and accounting, costs associated with stock administration, costs associated with compliance with the Sarbanes-Oxley Act of 2002, and the establishment of tax and treasury departments. This will be offset by the reduction or elimination of administrative charges presently paid by Metavante to Marshall & Ilsley. The net impact for these items is not expected to have a significant impact on Metavante’s future operating results.

The financial information presented does not reflect the transactions described in Note 1 to the Condensed Consolidated Financial Statements. Metavante will incur significantly higher borrowing costs in future periods as a result of the indebtedness incurred as part of those transactions.

Results of Operations

The following table shows the results of operations of Metavante for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
Selected Financial Information ($000’s)	2007	2006	2007	2006
Revenue	$406,913	$373,774	$1,189,889	$1,118,261
Expenses:
Cost of Processing and Services	270,318	236,751	788,331	742,625
Selling, General and Administrative	49,045	65,043	163,128	175,948
Transaction Costs	1,443	—	2,343	—

Total Expenses	320,806	301,794	953,802	918,573

Income from Operations	86,107	71,980	236,087	199,688
Other Non-Operating Income (Expense):
Interest Income	5,207	4,156	12,824	10,025
Interest Expense	(10,828)	(10,834)	(32,493)	(32,538)
Net gains/(losses) related to Firstsource	(6)	—	7,039	—
Other	(523)	(250)	(494)	291

Income before Income Taxes	79,957	65,052	222,963	177,466
Allocated Income Tax Provision	29,796	23,812	80,666	61,322

Net Income	$50,161	$41,240	$142,297	$116,144

Key Operating Metrics

Metavante management believes the results of operations expressed as a percentage of revenue provides insight into the trends of the business. The following table shows the results of operations of Metavante for the three and nine months ended September 30, 2007 and 2006, expressed as a percentage of revenue for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
Selected Financial Information (% of Revenue)	2007	2006	2007	2006
Revenue	100%	100%	100%	100%
Expenses:
Cost of Processing and Services	66.4%	63.3%	66.3%	66.4%
Selling, General and Administrative	12.1%	17.4%	13.7%	15.7%
Transaction Costs	0.4%	0.0%	0.2%	0.0%

Total Expenses	78.9%	80.7%	80.2%	82.1%

Income from Operations	21.1%	19.3%	19.8%	17.9%
Other Non-Operating Income (Expense):
Interest Income	1.3%	1.1%	1.1%	0.9%
Interest Expense	(2.7)%	(2.9)%	(2.7)%	(2.9)%
Net gains/(losses) related to Firstsource	0.0%	0.0%	0.6%	0.0%
Other	(0.1)%	(0.1)%	0.0%	0.0%

Income before Income Taxes	19.6%	17.4%	18.8%	15.9%
Allocated Income Tax Provision	7.3%	6.4%	6.8%	5.5%

Net Income	12.3%	11.0%	12.0%	10.4%

Non-GAAP Financial Measures

Within this report, Metavante uses EBITDA and EBITDA margin (EBITDA as a percentage of revenue) as a non-GAAP financial measure. Metavante’s management believes these measures are useful for evaluating performance against peer companies within its industry, as well as providing investors with additional transparency to a financial measure used by management in its financial and operational decision making. Non-GAAP financial measures should not be considered to be a substitute for the reported results prepared in accordance with GAAP. Metavante’s definition used to calculate non-GAAP financial measures may differ from those used by other companies.

EBITDA is defined as net income before income taxes, interest expense net of interest income, and depreciation and amortization. Metavante utilizes EBITDA in the evaluation and determination of the price of potential acquisition candidates, to explain trends in our operating performance and to provide useful information about our ability to incur and service indebtedness. Also, EBITDA was included in the financial covenant applicable to the new credit facility. EBITDA, as defined in the financial covenant, also excludes certain non-cash charges, such as impairment charges and stock option expense in addition to the items noted above.

EBITDA has limitations as an analytical tool and should not be considered a substitute for, or more meaningful than, income from operations, net income, cash flows from operating activities or other measures of financial performance prepared in accordance with GAAP. Some of these limitations are: (a) EBITDA does not reflect changes in, or cash requirements for, working capital needs; (b) EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on debt; (c) EBITDA does not reflect income tax expense, or the cash requirements necessary to make income tax payments; and (d) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and EBITDA does not reflect any cash requirements for such capital expenditures. Because of these limitations, EBITDA should not be considered as a principal indicator of Metavante’s performance. Metavante compensates for these limitations by relying primarily on GAAP results and using EBITDA only on a supplemental basis.

The following table shows a reconciliation of net income to EBITDA for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net Income	$50,161	$41,240	$142,297	$116,144
Add: Net Interest Expense	5,621	6,678	19,669	22,513
Income Tax Provision	29,796	23,812	80,666	61,322
Depreciation and Amortization	33,730	28,588	94,548	88,199
Acquisition Intangible Amortization	7,084	6,834	20,961	19,706

EBITDA	$126,392	$107,152	$358,141	$307,884

EBITDA Margin	31.1%	28.7%	30.1%	27.5%

Business Segments

Metavante provides a full array of technology products and services for the financial services industry. Metavante’s results of operations are classified into two business segments: the Financial Solutions Group (“FSG”) and the Payment Solutions Group (“PSG”). FSG and PSG are strategic business units through which we offer different products and services. During the third quarter of 2007, the Company changed certain management reporting and the way it views its business. The Company considered these changes as part of its normal assessment of its business. The Company transferred its Image Solutions business from the FSG segment to the PSG segment. Segment reporting for all previous periods have been adjusted to reflect this change. A further description of each of our business segments along with the Corporate services area follows:

FSG—The Financial Solutions Group includes the following solution sets: core banking, commercial treasury, eBanking, risk and compliance, trust, and customer relationship management. These solutions offer integrated products and services for financial services providers that are centered on customer and account management, specializing in deposit, loan and trust accounts. In addition, FSG products provide the technology and related outsourcing services to allow a financial institution’s commercial accounts to manage their cash and investments, as well as certain income statement items and provide technology and services to assist its financial institution customers combat fraud, manage operational risk, and comply with regulatory mandates. The business process outsourcing services are also included within FSG.

PSG—The Payment Solutions Group includes the following solution sets: issuing, acquiring, payment network, image, ePayment, and healthcare payment. PSG products provide integrated, channel and unique solutions for full debit card, credit card, prepaid debit card, ACH products delivered in an outsourced environment, and traditional ATM and PIN-based debit network access. The PSG products also help financial institutions transition from paper to electronic payments and image processing, including electronic check image exchange. PSG products provide reliable, scalable bill publishing and bill consolidation technology for clients and also provide integrated government payment processing solutions delivered through point-of-sale, Internet and phone channels. Finally, the PSG products help automate payment operations of health plans, third-party administrators, healthcare providers and financial institutions.

Corporate—Corporate services include human resources, legal, finance and accounting, acquisition intangible amortization, intersegment eliminations, transaction costs and various other unallocated overhead charges.

Metavante evaluates the performance of its segments based on their respective revenues and income from operations. The following table shows summarized financial information for each of Metavante’s two business segments for the three and nine months ended September 30, 2007 and 2006:

($000’s)	FSG	PSG	Corporate/ Other	Consolidated
Three months ended September 30, 2007
Revenue	$166,810	$241,004	$(901)	$406,913
Expenses	127,194	163,688	29,924	320,806

Income from Operations	$39,616	$77,316	$(30,825)	$86,107

Three months ended September 30, 2006 (as adjusted)
Revenue	$161,552	$213,005	$(783)	$373,774
Expenses	108,436	151,605	41,753	301,794

Income from Operations	$53,116	$61,400	$(42,536)	$71,980

Nine months ended September 30, 2007
Revenue	$474,645	$717,282	$(2,038)	$1,189,889
Expenses	353,710	504,683	95,409	953,802

Income from Operations	$120,935	$212,599	$(97,447)	$236,087

Nine months ended September 30, 2006 (as adjusted)
Revenue	$461,643	$658,937	$(2,319)	$1,118,261
Expenses	345,123	469,252	104,198	918,573

Income from Operations	$116,520	$189,685	$(106,517)	$199,688

Description of Revenues and Expenses

Revenue

Metavante’s revenue consists primarily of the following:

•

Data Processing. Metavante generates a majority of its account and transaction processing fees on services provided under multi-year contracts, primarily with clients in the financial services industry. Various factors influence Metavante’s processing revenue stream including the retention of existing clients, the organic growth of our clients, sales to new clients and cross-sales to existing clients, competition from other services providers, and consolidation in the financial services industry (which can be either favorable or unfavorable depending on whether our client is an acquirer, or is itself acquired). The majority of the processing revenue stream is not seasonal in nature, although certain products have seasonal patterns.

•

Software License. Metavante licenses certain of its products to clients with in-house capabilities and a preference to manage these products directly versus outsourcing to Metavante in a hosted environment. Various factors influence Metavante’s software sales including product breadth and functionality, new product introductions, competitive pressures and price. Metavante’s software sales exhibit some seasonal patterns typical of the industry, such as relatively stronger quarter-end and year-end sales activity. In addition, software license sales can be unpredictable in nature, thereby creating large changes between periods.

•

Software Maintenance. The typical software license contract also includes a multi-year maintenance agreement entitling the licensee to support and updates, and generating additional annual revenue at a percentage of the license fee. This revenue is recognized ratably over the maintenance period.

•

Professional Services. Metavante generates revenue from consulting, client support, training, and the conversion of clients’ processing systems to Metavante’s processing system. Existing and new clients will contract for consulting or other services in conjunction with the Metavante account and transaction processing systems they use, or the Metavante licensed applications they run. Various factors influence Metavante’s professional services revenue including the size or complexity of the conversion or product implementation, competition by other consulting firms, and price.

•

Other Revenue. Metavante generates additional revenue from the production of plastic debit, credit, stored value, health insurance, and transit cards; hardware sales in conjunction with software license contracts; certain pass-through charges, for example postage; and client termination fees. Other revenue may vary from period to period.

Expense

Metavante’s expense consists primarily of the following:

•

Cost of Processing and Services Expense. Cost of processing and services expense consist of the operational costs that support the revenue generating activities of Metavante. These costs include computer hardware, software, and telecommunications expenses, as well as costs related to programming development and support, customer service, professional services and consulting, and other direct operating and management expenses associated with the delivery of services. It also includes the cost to purchase merchandise from suppliers for card production, hardware resale, and various pass-through expenses.

•

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of salaries, benefits and other costs related to sales and marketing personnel, administrative employees and management, the costs of advertising and promotion, insurance, acquisition intangible amortization and other administrative costs.

•	Transaction Costs. Transaction costs consist of expenses associated with the transaction to separate M&I and Metavante into two separate publicly traded companies.

Comparison of the Three Months Ended September 30, 2007 and 2006

Revenue

Revenue increased $33.1 million, or 8.9%, to $406.9 million for the three months ended September 30, 2007, as compared to $373.8 million for the three months ended September 30, 2006. Revenue growth continued due to higher volumes in payment processing activities and revenue associated with acquisitions, while software license revenue declined slightly. Revenue associated with Metavante’s acquisitions completed in the first quarter of 2007 and the third quarter of 2006 contributed approximately 2% of the revenue growth for the three month period ended September 30, 2007, as compared to the three month period ended September 30, 2006. Metavante estimates that total revenue growth for the three month period ended September 30, 2007, compared to the three month period ended September 30, 2006, excluding the acquisitions (“organic revenue growth”), was approximately 7%. To determine the estimated organic revenue growth rate, Metavante adjusts its prior year revenue for the acquisitions as if they had been consummated on January 1 of the prior year.

Metavante expects modest acceleration in the organic growth rate in the second half of 2007 versus the first; the result will be a full year organic growth rate of about 4% and total revenue for the year of approximately $1.6 billion.

Revenue for the Financial Solutions segment increased $5.2 million, or 3.2%, to $166.8 million for the three months ended September 30, 2007, as compared to $161.6 million for the three months ended September 30, 2006. Growth in the core banking products and trust solutions drove the increase between periods.

Revenue for the Payment Solutions segment increased $28.0 million, or 13.1%, to $241.0 million for the three months ended September 30, 2007, as compared to $213.0 million for the three months ended September 30, 2006. The revenue growth was driven primarily by higher volumes of debit card processing fees, credit card processing fees and government payment processing fees. Revenue associated with acquisitions completed in 2007 and 2006 contributed $5.5 million of the growth.

Cost of Processing and Services

Cost of processing and services increased $33.5 million, or 14.1%, to $270.3 million for the three months ended September 30, 2007, as compared to $236.8 million for the three months ended September 30, 2006. Cost of processing and services, as a percentage of revenue, increased to 66.4% for the three months ended September 30, 2007, compared to 63.3% for the three months ended September 30, 2006. The majority of the increase as a percentage of revenue was due to the positive impact of a sales tax resolution that was resolved in the three months ended September 30, 2006.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased $16.0 million, or 24.6%, to $49.0 million for the three months ended September 30, 2007, as compared to $65.0 million for the three months ended September 30, 2006. These expenses, as a percentage of revenue, decreased to 12.1% for the three months ended September 30, 2007, as compared to 17.4% for the three months ended September 30, 2006. The decrease as a percent of sales is due to the timing of costs allocated between Metavante and M&I in 2007, lower incentive compensation expense recorded in the third quarter of 2007 compared to 2006, and a legal reserve recorded in the third quarter of 2006.

Transaction Costs

Costs related to the spin-off transaction totaled $1.4 million for the three months ended September 30, 2007. The costs incurred related primarily to legal and other professional fees associated with the spin-off transaction. Metavante expects that transaction related costs will significantly increase in the fourth quarter when the spin-off transaction was completed.

Income from Operations

Income from operations increased $14.1 million, or 19.6%, to $86.1 million for the three months ended September 30, 2007, compared to $72.0 million for the three months ended September 30, 2006. Income from operations, as a percentage of revenue, was 21.1% for the three months ended September 30, 2007, compared to 19.3% for the three months ended September 30, 2006. The increase in income from operations, as a percentage of revenue, was largely due to efforts by management to control costs, volume leverage and revenue mix, as well as the benefit of the timing of costs allocated between Metavante and M&I.

Income from operations for the Financial Solutions segment decreased $13.5 million, or 25.4%, to $39.6 million for the three months ended September 30, 2007, as compared to $53.1 million for the three months ended September 30, 2006. As noted previously, the decrease was due to the positive impact of a sales tax resolution that was recorded in the three months ended September 30, 2006, and the timing of certain costs between 2007 and 2006.

Income from operations for the Payment Solutions segment increased $15.9 million, or 25.9%, to $77.3 million for the three months ended September 30, 2007, as compared to $61.4 million for the three months ended September 30, 2006. Income from operations improved, as a percentage of revenue, to 32.1% for the three months ended September 30, 2007, compared to 28.8% for the three months ended September 30, 2006. The majority of the improvement was attributable to volume leverage, revenue mix, and continued efforts by management to control costs.

Corporate/Other represents the cost of overhead activities not allocated back to the two operating segments. These expenses decreased $11.7 million, or 27.5%, to $30.8 million for the three months ended September 30, 2007, as compared to $42.5 million for the three months ended September 30, 2006. The decrease was attributable to the benefit of the timing of costs allocated between Metavante and M&I in 2007, lower incentive compensation expense in 2007, and a legal reserve that was recorded in the third quarter of 2006.

Net Interest Expense

Interest expense, net of interest income, was $5.6 million and $6.7 million for the three months ended September 30, 2007 and 2006, respectively. Interest expense was $10.8 million for each of the three months ended September 30, 2007 and 2006. Interest expense was partially offset by interest income of $5.2 million and $4.2 million for the three months ended September 30, 2007 and 2006, respectively. The increase in interest income resulted from higher cash and cash equivalents during the three month period ended on September 30, 2007, as compared to the three-month period ended on September 30, 2006.

Other Non-Operating Income (Expense)

Other non-operating expense was $0.5 million for the three months ended September 30, 2007, compared to expense of $0.3 million for the same period in 2006. These amounts related primarily to the portion of earnings attributable to the minority shareholders of Metavante’s Everlink Payment Services, Inc. (“Everlink”) subsidiary.

Provision for Income Taxes

The provision for income taxes was $29.8 million during the three months ended September 30, 2007, compared to $23.8 million for the same period of 2006. The effective tax rate for the three months ended September 30, 2007, remained relatively unchanged at 37.3% compared to 36.6% for the three months ended September 30, 2006.

Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA)

EBITDA increased $19.3 million, or 18.0%, to $126.4 million for the three months ended September 30, 2007, as compared to $107.1 million for the three months ended September 30, 2006. The EBITDA margin was 31.1% for the three months ended September 30, 2007, as compared to 28.7% for the three months ended September 30, 2006. The EBITDA growth was attributable to higher processing volumes among Metavante’s various products. The increase in EBITDA, as a percentage of revenue, was due to the benefit of the timing of costs allocated between Metavante and M&I in 2007, cost productivity, volume leverage, and revenue mix.

Comparison of the Nine Months Ended September 30, 2007 and 2006

Revenue

Revenue increased $71.6 million, or 6.4%, to $1,189.9 million for the nine months ended September 30, 2007, as compared to $1,118.3 million for the nine months ended September 30, 2006. Revenue growth was primarily driven by the Payment Solutions segment. Revenue associated with Metavante’s acquisitions completed in the first quarter of 2007 and the third quarter of 2006 contributed a portion of the revenue growth for the nine-month period ended September 30, 2007, as compared to the nine-month period ended September 30, 2006. Metavante estimated that total revenue growth for the nine month period ended September 30, 2007, compared to the nine month period ended September 30, 2006, excluding the acquisitions (“organic revenue growth”) was approximately 4%. To determine the estimated organic revenue growth rate, Metavante adjusts its prior year revenue for the acquisitions as if they had been consummated on January 1 of the prior year.

Revenue for the Financial Solutions segment increased $13.0 million, or 2.8%, to $474.6 million for the nine months ended September 30, 2007, as compared to $461.6 million for the nine months ended September 30, 2006. Revenue associated with the growth in the core banking products and trust solutions resulted in the increase.

Revenue for the Payment Solutions segment increased $58.4 million, or 8.9%, to $717.3 million for the nine months ended September 30, 2007, as compared to $658.9 million for the nine months ended September 30, 2006. The revenue growth was driven primarily by higher volumes of debit card processing fees, credit card processing fees and government payment processing fees. Revenue associated with acquisitions completed in 2007 contributed $20.7 million of the growth.

Cost of Processing and Services

Cost of processing and services increased $45.7 million, or 6.2%, to $788.3 million for the nine months ended September 30, 2007, as compared to $742.6 million for the nine months ended September 30, 2006. Cost of processing and services, as a percentage of revenue, remained relatively unchanged at 66.3% for the nine months ended September 30, 2007, compared to 66.4% for the nine months ended September 30, 2006.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased $12.8 million, or 7.3%, to $163.1 million for the nine months ended September 30, 2007, as compared to $175.9 million for the nine months ended September 30, 2006. These expenses, as a percentage of revenue, decreased to 13.7% for the nine months ended September 30, 2007, as compared to 15.7% for the nine months ended September 30, 2006. The decrease in expense is attributable to the timing of costs allocated between Metavante and M&I in 2007, lower incentive compensation expense recorded in 2007 compared to 2006, and a legal reserve recorded in 2006.

Transaction Costs

Costs related to the spin-off transaction totaled $2.3 million for the nine months ended September 30, 2007. The costs incurred related primarily to legal and other professional fees associated with the spin-off transaction. Metavante expects that spin-off transaction related costs will significantly increase in the fourth quarter when the transaction was completed.

Income from Operations

Income from operations increased $36.4 million, or 18.2%, to $236.1 million for the nine months ended September 30, 2007, compared to $199.7 million for the nine months ended September 30, 2006. Income from operations, as a percentage of revenue, was 19.8% for the nine months ended September 30, 2007, compared to 17.9% for the nine months ended September 30, 2006. The increase in income from operations, as a percentage of revenue, was largely due to efforts by management to control costs, volume leverage and revenue mix, as well as the benefit of the timing of costs allocated between Metavante and M&I.

Income from operations for the Financial Solutions segment increased $4.4 million, or 3.8%, to $120.9 million for the nine months ended September 30, 2007, as compared to $116.5 million for the nine months ended September 30, 2006. The increase in income from operations resulted from growth in the core banking products and trust solutions in 2007 compared to 2006. The nine month period ended September 30, 2006, was positively impacted by the sales tax resolution that was previously noted and the timing of certain costs between 2007 and 2006.

Income from operations for the Payment Solutions segment increased $22.9 million, or 12.1%, to $212.6 million for the nine months ended September 30, 2007, as compared to $189.7 million for the nine months ended September 30, 2006. Income from operations improved, as a percentage of revenue, to 29.6% for the nine months ended September 30, 2007, compared to 28.8% for the nine months ended September 30, 2006. The majority of the improvement was attributable to volume leverage, revenue mix, and continued efforts by management to control costs.

Corporate/Other represents the cost of overhead activities not allocated back to the two operating segments. The loss from operations decreased $9.1 million, or 8.5%, to $97.4 million for the nine months ended September 30, 2007, as compared to $106.5 million for the nine months ended September 30, 2006. The decrease was primarily attributable to the benefit of the timing of costs allocated between Metavante and M&I in 2007, and lower incentive compensation expense in 2007.

Net Interest Expense

Interest expense, net of interest income, was $19.7 million and $22.5 million for the nine months ended September 30, 2007 and 2006, respectively. Interest expense was $32.5 million for the nine months ended September 30, 2007 and 2006. Interest expense was partially offset by interest income of $12.8 million and $10.0 million for the nine months ended September 30, 2007 and 2006, respectively. The increase in interest income resulted from higher cash and cash equivalents during the nine month period ended on September 30, 2007, as compared to the nine-month period ended on September 30, 2006.

Net Gains Related to Firstsource

During the nine months ended September 30, 2007, Metavante recorded $7.0 million in pre-tax gains related to Metavante’s investment in Firstsource. See Note 1—Basis of Presentation and Summary of Significant Accounting Policies in Notes to Condensed Consolidated Financial Statements for further information. Metavante expects that additional gains and/or losses from Firstsource equity activities could be recorded in future periods.

Other Non-Operating Income (Expense)

Other non-operating expense was $0.5 million for the nine months ended September 30, 2007, compared to income of $0.3 million for the same period in 2006. These amounts related primarily to the portion of earnings attributable to the minority shareholders of Metavante’s Everlink subsidiary.

Provision for Income Taxes

The provision for income taxes was $80.7 million during the nine months ended September 30, 2007, compared to $61.3 million for the same period of 2006. The effective tax rate for the nine months ended September 30, 2007, was 36.2% compared to 34.5% for the nine months ended September 30, 2006. During the nine months ended September 30, 2006, income tax benefits were recognized for the integration and realignment of Metavante subsidiaries that resulted in a lower provision for income taxes in the consolidated statements of income for the nine months ended September 30, 2006.

Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA)

EBITDA increased $50.2 million, or 16.3%, to $358.1 million for the nine months ended September 30, 2007, as compared to $307.9 million for the nine months ended September 30, 2006. The EBITDA margin was 30.1% for the nine months ended September 30, 2007, as compared to 27.5% for the nine months ended September 30, 2006. The first nine months of 2007 included a $7.0 million net gain on Firstsource. The remainder of the EBITDA growth was attributable to higher processing volumes among Metavante’s various products. The increase in EBITDA, as a percentage of revenue, was due to cost productivity, volume leverage, revenue mix, and the benefit of the timing of costs allocated between Metavante and M&I in 2007.

Liquidity and Capital Resources

Metavante broadly defines liquidity as its ability to generate sufficient cash flow from operating activities to meet its obligations and commitments.

The following table shows Metavante’s sources and uses of funds for the nine months ended September 30, 2007 and 2006 (in thousands):

	Nine months Ended September 30,
	2007	2006
Cash provided by operating activities	$285,695	$246,612
Cash used in investing activities	(76,121)	(10,022)
Cash used in financing activities	(63,426)	(130,406)

Net increase in cash and cash equivalents	$146,148	$106,184

Cash Provided by Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2007, increased by $39.1 million to $285.7 million compared to $246.6 million during the nine months ended September 30, 2006. The increase was primarily due to the higher net income of $26.2 million between periods, and a slight increase in cash provided by working capital.

Cash Used in Investing Activities

Net cash used by investing activities during the nine months ended September 30, 2007, increased by $66.1 million to $76.1 million compared to $10.0 million during the nine months ended September 30, 2006. Net cash used in investing activities for the nine months ended September 30, 2007, was impacted by higher capital expenditures of $25.9 million, primarily due to increased software license payments made during 2007. In addition, the funds provided by processing certain types of transactions where money is collected from Metavante’s clients until the payment is made to appropriate payees decreased $41.6 million for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006. This amount can vary significantly from period to period. Cash provided by investments decreased $20.0 million during the nine months ended September 30, 2007, as compared to the similar period in 2006. The funds used for acquisitions increased by $8.7 million during the nine months ended September 30, 2007, as compared to the similar period in 2006. These increases were somewhat offset by a $30.0 million equity investment purchase that occurred in the nine-month period ended September 30, 2006, which did not occur in the nine months ended September 30, 2007.

Cash Used in Financing Activities

Net cash used by financing activities decreased by $67.0 million to $63.4 million for the nine months ended September 30, 2007, from $130.4 million for the nine months ended September 30, 2006. The decrease was primarily attributable to the change in bill payment float as described in Note 2 of the Notes to the Consolidated Financial Statements of Metavante, which are contained in the registration statement on Form S-4 of Metavante Technologies, Inc. (Registration No. 333-143143). This amount can vary significantly from period to period and decreased $61.3 million for the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006.

Pre-Transaction Liquidity

Metavante had historically used M&I for certain of its borrowing needs, related primarily to Metavante’s acquisitions. Metavante had $982.0 million of outstanding debt with M&I as of September 30, 2007. The borrowings were five year agreements with interest paid monthly and principal due at the end of the debt agreement. The interest rate was fixed over the term of the loans. The weighted average interest rate on the $982.0 million was 4.40%. In addition, Metavante and its subsidiaries had a $60 million line of credit available from Marshall & Ilsley which was due on demand. Interest on the outstanding borrowings was payable quarterly at a rate equal to Marshall & Ilsley’s commercial paper rate plus 0.25%. At September 30, 2007, there were no borrowings outstanding under the line of credit.

Post-Transaction Liquidity

On November 1, 2007, Metavante, a Wisconsin corporation and a wholly-owned subsidiary of Metavante Technologies, Inc., entered into a credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent, Lehman Commercial Paper Inc. and Baird Financial Corporation, as Documentation Agents, Morgan Stanley Senior Funding Inc., as Syndication Agent, and the several lenders from time to time parties thereto (the “Credit Agreement”). The Credit Agreement provides for a term loan facility in an aggregate principal amount of $1.75 billion and a revolving credit facility in an aggregate principal amount of $250 million. Metavante Technologies, Inc., Metavante, and each domestic subsidiary of Metavante guarantee Metavante’s obligations under the Credit Agreement.

The term loan facility matures on November 1, 2014 and the revolving credit facility matures on November 1, 2013. The term loan facility amortizes in nominal quarterly installments of 0.25% of the original principal amount thereof starting in the second full quarter after the closing date, with the balance payable on the term loan facility maturity date. The commitments under the revolving facility terminate on its maturity date and any amounts owing thereunder are payable on that date.

Amounts drawn under the term loan facility initially will bear annual interest at either an adjusted LIBOR rate plus a margin of 1.75%, or an alternate base rate plus a margin of 0.75%. Amounts drawn under the revolving credit facility initially will bear annual interest at either an adjusted LIBOR rate plus 1.625%, or an alternate base rate plus a margin of 0.625%. On and after the first date on which financial statements are delivered to the lenders (which will occur after the completion of the first fiscal quarter of Metavante Technologies, Inc. after November 1, 2007), interest rate margins will be determined pursuant to a pricing grid based on Metavante Technologies, Inc. consolidated leverage ratio: amounts drawn under the term loan facility will bear annual interest at either an adjusted LIBOR rate plus a margin ranging from 1.625% to 1.75%, or an alternative base rate plus a margin ranging from 0.625% to 0.75%; amounts drawn under the revolving credit facility will bear annual interest at either an adjusted LIBOR rate plus a margin ranging from 1.375% to 1.625%, or an alternate base rate plus a margin ranging from 0.375% to 0.625%.

Metavante’s obligations under the Credit Agreement are secured by a perfected first priority security interest in substantially all of the assets of Metavante Technologies, Inc., Metavante and each domestic subsidiary of Metavante (whether now owned or subsequently acquired) including: (i) a pledge of all of the capital stock of Metavante, (ii) a pledge of all the capital stock or equity interests held by Metavante Technologies, Inc., Metavante or any subsidiary guarantor of Metavante (which pledge, in the case of any first tier foreign subsidiary, is limited to 100% of the non-voting stock (if any) and 65% of the voting stock of such first tier subsidiary), (iii) security interests in, and mortgages on, all owned real property and equipment of Metavante and its domestic subsidiaries, and (iv) security interests in substantially all personal property of Metavante Technologies, Inc., Metavante and each domestic subsidiary of Metavante, including inventory, accounts receivable, investment property, intellectual property, other general intangibles, intercompany notes and proceeds of the foregoing, in each case, with certain exceptions, pursuant to a security agreement (the “Guarantee and Collateral Agreement”) made by Metavante Technologies, Inc., Metavante and its domestic subsidiaries on November 1, 2007.

The Credit Agreement permits Metavante to add one or more incremental term facilities to the term loan facility and/or to increase commitments under the revolving credit facility up to $350 million for all facilities if, at the time of such incurrence, Metavante is in pro forma compliance with the total leverage ratio test. A number of the terms of the incremental facility, including the interest rate to be charged thereon, would be subject to the agreement of Metavante and the lenders at a later date.

The Credit Agreement contains a number of covenants restricting, among other things, dividends, liens, sale-leaseback transactions, loans and investments, debt, guarantees, hedging arrangements, mergers and acquisitions, asset sales, transactions with affiliates, changes in fiscal year, prepayments and modifications of subordinated debt instruments, and changes in lines of business. The Credit Agreement contains customary events of default.

The Credit Agreement contains a covenant prohibiting Metavante Technologies, Inc. from exceeding a total leverage ratio test as of the last day of any period of four consecutive quarters ending during the periods set forth below:

Period	Consolidated Leverage Ratio
January 1, 2008—June 30, 2008	5.00 : 1.00
July 1, 2008— September 30, 2008	4.75 : 1.00
October 1, 2008—March 31, 2009	4.50 : 1.00
April 1, 2009—September 30, 2009	4.25 : 1.00
October 1, 2009—March 31, 2010	4.00 : 1.00
April 1, 2010—December 31, 2010	3.75 : 1.00
January 1, 2011 and thereafter	3.50 : 1.00

The covenant will apply commencing with the fiscal quarter ending March 31, 2008, irrespective of whether any amounts are drawn under the revolving credit facility. Metavante Technologies, Inc. is expected to be in compliance with the consolidated leverage ratio covenants.

The credit facility provides for customary events of default, including non-payment of principal, interest or fees, violation of covenants, material inaccuracy of representations or warranties, specified cross defaults to other material indebtedness, certain bankruptcy events, certain ERISA events, material invalidity of guarantees or security interests, material judgments, change in passive holding company status of Metavante Technologies, Inc. and change of control. The occurrence of an event of default would permit the holders of the defaulted debt to declare all commitments under the credit facility terminated and all amounts outstanding with respect to that debt immediately due and payable. In addition, upon an event of default, interest will accrue at a rate of 2% per year in excess of the rate otherwise applicable to the loan or other overdue amount.

The new debt will require higher interest payments as compared to Metavante’s historical borrowings. In addition, Metavante Technologies, Inc. was required to distribute a portion of its cash to M&I and pay various expenses related to the transaction. These events will decrease cash provided by operations subsequent to the transaction by approximately $60 million on an annual basis. However, Metavante Technologies, Inc. believes that its estimated cash balance after the transaction and its cash flow from operations will remain adequate to meet its operating requirements, the new debt repayment and interest, and ordinary capital spending needs in 2007 and 2008.

At September 30, 2007, Metavante had no off-balance sheet financing arrangements other than operating leases incurred in the ordinary course of business.

Critical Accounting Policies

Metavante has established various accounting policies that govern the application of accounting principles generally accepted in the United States in the preparation of Metavante’s consolidated financial statements. Metavante’s significant accounting policies are described in the footnotes to the consolidated financial statements, which are contained in the registration statement on Form S-4 of Metavante Technologies, Inc. (Registration No. 333-143143). Certain accounting policies involve significant judgments and assumptions by management that may have a material impact on the carrying value of certain assets and liabilities. Management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of judgments and assumptions made by management, Metavante’s actual results could differ from these judgments and estimates which could have a material impact on the carrying values of assets and liabilities and the results of the operations. Management considers the following to be those accounting policies that require significant judgments and assumptions:

Capitalized Software

Direct costs associated with the production of computer software that will be licensed externally or used in a service bureau environment are capitalized. Capitalization of such costs is subject to accounting policy criteria as governed by SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed or with SOP No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, although the appropriate time to initiate capitalization requires management judgment. Once the specific capitalized project is put into production, the software cost is amortized over its estimated useful life, generally four years. Each quarter, Metavante performs net realizable value tests to ensure the assets are recoverable. Such tests require management judgment as to the future sales and profitability of a particular product which involves, in some cases, multi-year projections. Technology changes and changes in customer requirements can have a significant impact on the recoverability of these assets and can be difficult to predict. Should significant adverse changes occur, estimates of useful life may have to be revised or write-offs would be required to recognize impairment. For the nine months ended September 30, 2007 and 2006, the amount of software costs capitalized amounted to $38.3 million and $35.3 million, respectively. Amortization expense of software costs amounted to $42.6 million and $40.0 million for the nine months ended September 30, 2007 and 2006, respectively.

Net unamortized costs, which are included in Capitalized software and conversions, net in the Condensed Consolidated Balance Sheets were $147.4 million and $144.1 million as of September 30, 2007 and December 31, 2006, respectively.

Metavante has not substantively changed any aspect to its overall approach in the determination of the amount of costs that are capitalized for software development activities. There have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the periodic amortization of such costs.

Revenue Recognition

The following describes our primary types of revenues and our revenue recognition policies as they pertain to the types of transactions we enter into with our customers.

We enter into arrangements with customers to provide services, software and software related services such as post-contract customer support and implementation and training either individually or as part of an integrated offering of multiple products and services. The revenues for services provided under these multiple element arrangements are recognized in accordance with the applicable revenue recognition accounting principles as further described below.

Data processing and related revenues are recognized as services are performed based on amounts billable under the contracts in accordance with the SEC’s Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”) and related interpretations. SAB 104 sets forth guidance as to when revenue is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectability is reasonably assured. Processing services performed that have not been billed to clients are accrued based on estimates made by management. This estimate requires a significant amount of judgment related to estimates of expected volumes. Revenues from processing services are typically volume-based depending on factors such as the number of accounts processed and transactions processed.

Professional services fees consist of revenue for client support, training, consulting and conversion of clients’ processing systems to Metavante’s processing system. Revenues from training and consulting are recognized when the services are performed. Conversion revenues associated with the conversion of clients’ processing systems to Metavante’s processing systems are deferred and amortized over the expected customer relationship, which is generally ten years.

In the event that arrangements with our customers include more than one product or service, we determine whether the individual revenue elements can be recognized separately in accordance with Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force No. 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses the determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting.

Revenues attributable to the licensing of software are generally recognized upon delivery and performance of certain contractual obligations, provided that no significant vendor obligations remain and collection of the resulting receivable is deemed probable. In the event that significant vendor obligations exist, revenue is deferred until Metavante satisfies the obligations. In order to recognize license revenue, each element of an arrangement, or contract, must meet the following four criteria: persuasive evidence of an arrangement exists; delivery has occurred; the fee is fixed or determinable; and collection is probable. If one or more of these criteria have not been satisfied, revenue is deferred until all criteria have been satisfied. License sales requiring an installation of the software are recognized based on the percentage of completion method.

Metavante’s software license agreements generally include multiple products and services or “elements.” Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended, generally requires revenue earned from software arrangements involving multiple elements to be allocated to each element based on vendor-specific objective evidence (“VSOE”) of fair value. The allocation of revenue requires management to make certain judgments and estimates related to fair value of each element. Fair value is determined for license fees based upon the price charged when sold separately or, if the product is not yet sold separately, the price determined by management with relevant authority. In the event Metavante determines that VSOE does not exist for one or more of the delivered elements of a software arrangement, but does exist for all of the undelivered elements, revenue is recognized using the residual method allowed by SOP 98-9, Software Revenue Recognition, with Respect to Certain Transactions. Under the residual method, a residual amount of the total arrangement fee is recognized as revenue for the delivered elements after the established fair value of all undelivered elements has been deducted.

Revenues from software maintenance fees for ongoing client support and product updates are deferred and recognized ratably over the term of the maintenance period, which is generally one year.

Buyout revenues are generally recognized upon the completion of deconversion of a client’s processing system and satisfaction of all obligations of Metavante.

Hardware revenue is recognized upon delivery to the customer, when title and risk of loss are transferred. In certain cases, Metavante does not stock in inventory the hardware products sold, but arranges for third-party suppliers to drop-ship the products to customers on Metavante’s behalf. For these transactions, Metavante follows the guidance provided in EITF No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. Based upon the indicators provided within this consensus, Metavante records the revenue related to the drop-ship transactions on a gross basis and the related costs are included in cost of processing and services. Metavante also remarkets maintenance contracts on hardware to its customers. Hardware maintenance revenue is recognized ratably over the agreement period.

Goodwill and Other Intangible Assets

Metavante has significant intangible assets that were acquired through business acquisitions. These assets consist of purchased customer relationships, contracts, and the excess of purchase price over the fair value of identifiable net assets acquired (“goodwill”). The determination of estimated useful lives and the allocation of the purchase price to the fair values of the intangible assets require significant judgment and may affect the amount of future amortization on the intangible assets other than goodwill.

As of September 30, 2007 and December 31, 2006, goodwill was $1,374 million and $1,330 million, respectively. The process of determining whether or not an asset, such as goodwill, is impaired or recoverable relies on projections of future cash flows, operating results and market conditions. Such projections are inherently uncertain and, accordingly, actual future cash flows may differ materially from projected cash flows. In evaluating the recoverability of goodwill, we perform an annual goodwill impairment test on our reporting units based on an analysis of the discounted future net cash flows generated by the reporting units’ underlying assets. We completed our annual goodwill impairment test as of June 30, 2007 on our reporting units and determined that each of our reporting units has a fair value in excess of its carrying value. Accordingly, no goodwill impairment was recorded. Such analyses are particularly sensitive to changes in estimates of future net cash flows and discount rates. Changes to these estimates might result in material changes in the fair value of the reporting units and determination of the recoverability of goodwill which may result in charges against earnings and a reduction in the carrying value of our goodwill. We expect to perform a goodwill impairment test in the fourth quarter due to the completion of the spin transaction and the additional indebtedness at Metavante.

As of September 30, 2007 and December 31, 2006, intangible assets were $292 million and $309 million respectively, which consist primarily of purchased customer relationships and trademarks. The valuation of these assets involves significant estimates and assumptions concerning matters such as customer retention, future cash flows and discount rates. If any of these assumptions change, it could affect the carrying value of these assets. Purchased customer relationships and trademarks are amortized over their estimated useful lives using the straight-line method.

Income Taxes

Metavante’s operating results are included in the consolidated Federal income tax return of Marshall & Ilsley. Pursuant to a tax allocation agreement with Marshall & Ilsley, current and deferred income taxes are calculated as if Metavante filed separate federal and state income tax returns.

Income taxes are accounted for using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on tax assets and liabilities of a change in tax rates is recognized in the income statement in the period that includes the enactment date.

The determination of current and deferred income taxes is based on complex analyses of many factors, including interpretation of Federal and state income tax laws, the difference between tax and financial reporting basis of assets and liabilities (temporary differences), estimates of amounts currently due or owed, such as the timing of reversals of temporary differences and current accounting standards. The Federal and state taxing authorities who make assessments based on their determination of tax laws periodically review the Company’s interpretation of Federal and state income tax laws. Tax liabilities could differ significantly from the estimates and interpretations used in determining the current and deferred income tax liabilities based on the completion of taxing authority examinations.

Metavante records a valuation allowance, when appropriate, to adjust deferred tax asset balances to the amount Metavante has concluded is more than likely not to be realized. Metavante considers the amount of taxable income available in carryback years, future taxable income and potential tax planning strategies in assessing the need for a valuation allowance.

Effective January 1, 2007, Metavante adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, and there was no effect on the consolidated financial statements. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk refers to the risk that a change in the level of one or more market prices, interest rates, indices, volatilities, correlations or other market factors such as liquidity, will result in losses for a certain financial instrument or group of financial instruments. We are currently exposed to credit risk on credit extended to customers, foreign currency risk related to the Firstsource investment and our foreign subsidiaries, and interest rate risk on investments and our borrowings. We actively monitor these risks through a variety of controlled procedures involving senior management. We do not currently use any derivative financial instruments. Based on the controls in place, credit worthiness of the customer base, the fixed interest rate of the debt and the relative size of these financial instruments, we believe the risk currently associated with these instruments will not have a material adverse effect on our consolidated financial position or statement of operations.

We are subject to interest rate market risk in connection with our long-term debt. The principal interest rate exposure relates to amounts borrowed under our new term loan facility. As of November 1, 2007, we have incurred approximately $1.75 billion of indebtedness with variable interest rates under our term loan facility. A change in the estimated interest rate on the $1.75 billion of borrowings under the term loan facility up or down by 1% will increase or decrease income before income taxes by approximately $17.5 million, respectively, on an annual basis. We do not expect that rising interest rates would impact the ability to repay the debt, but would result in a lower amount of cash provided by operating activities. This would decrease cash available for other purposes.

We and/or our subsidiaries are sensitive to interest rate fluctuations, which are unpredictable in nature. In order to enhance our ability to manage risk relating to cash flow and interest rate exposure, we and/or our subsidiaries may enter into and maintain derivative instruments, such as interest rate swap agreements, for periods consistent with the related underlying exposures.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective (i) in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (ii) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting. There has not been any change in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors.

There have been no material changes to the risk factors described in our registration statement on Form S-4 (Registration No. 333-143143).

Item 6.	Exhibits.

See the Exhibit Index following the signatures page of this report, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METAVANTE TECHNOLOGIES, INC.
(Registrant)

Date: November 14, 2007	/S/ TIMOTHY C. OLIVER
Timothy C. Oliver
Senior Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date: November 14, 2007	/S/ KENNETH F. BEST
Kenneth F. Best
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

METAVANTE TECHNOLOGIES, INC.

(the “Registrant”)

(Commission File No. 001-33747)

Exhibit Index

to

Quarterly Report on Form 10-Q

for the Quarter Ended September 30, 2007

Exhibit No.	Description	Incorporated Herein by Reference to	Filed Herewith
2.1	Investment Agreement, dated as of April 3, 2007, among Marshall & Ilsley Corporation, Metavante Corporation, Metavante Holding Company, Montana Merger Sub Inc. and WPM, L.P.	Annex A to the proxy statement/prospectus-information statement included in the Registrant’s Registration Statement on Form S-4 (Registration No. 333-143143) (the “Form S-4 Registration Statement”)
2.2	Separation Agreement, dated as of April 3, 2007, among Marshall & Ilsley Corporation, New M&I Corporation, Metavante Corporation and Metavante Holding Company	Annex B to the Form S-4 Registration Statement
2.3	Description of Disclosure Letters to the Investment Agreement.	Exhibit 2.3 to Amendment No. 1 to Form S-4 Registration Statement
2.4	Description of Disclosure Schedules to the Separation Agreement.	Exhibit 2.4 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-143143)
3.1	Restated Articles of Incorporation of Metavante Holding Company.*	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 6, 2007 (the “November 6, 2007 Form 8-K”)
3.2	Amended and Restated By-laws of Metavante Technologies, Inc.	Exhibit 3.2 to the November 6, 2007 Form 8-K
4.1	Shareholders Agreement, dated as of November 1, 2007, among Metavante Technologies, Inc., WPM, L.P. and the other shareholders party thereto.	Exhibit 4.1 to the November 6, 2007 Form 8-K
4.2	Stock Purchase Right Agreement, dated as of November 1, 2007, between Metavante Technologies, Inc. and WPM, L.P.	Exhibit 4.2 to the November 6, 2007 Form 8-K
4.3.1	Credit Agreement, dated November 1, 2007, with respect to a term loan facility and revolving credit facility, among Metavante Technologies, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, Lehman Commercial Paper Inc. and Baird Financial Corporation, as Documentation Agents, Morgan Stanley Senior Funding Inc., as Syndication Agent, and the several lenders from time to time parties thereto.	Exhibit 4.3.1 to the November 6, 2007 Form 8-K
4.3.2	Guarantee and Collateral Agreement, dated November 1, 2007, made by Metavante Technologies, Inc. and Metavante Corporation and certain of its subsidiaries in favor of JPMorgan Chase Bank, as Administrative Agent for the Lenders (as defined therein).	Exhibit 4.3.2 to the November 6, 2007 Form 8-K
10.1	Metavante Directors Deferred Compensation Plan.	Exhibit 10.1 to the November 6, 2007 Form 8-K

10.2	Employment Agreement, dated November 1, 2007, by and between Metavante Technologies, Inc. and Frank R. Martire.	Exhibit 10.2 to the November 6, 2007 Form 8-K
10.3	Employment Agreement, dated November 1, 2007, by and between Metavante Technologies, Inc. and Michael D. Hayford.	Exhibit 10.3 to the November 6, 2007 Form 8-K
10.4	Employment Agreement, dated November 1, 2007, by and between Metavante Technologies, Inc. and Frank G. D’Angelo.	Exhibit 10.4 to the November 6, 2007 Form 8-K
10.5	Employment Agreement, dated November 1, 2007, by and between Metavante Technologies, Inc. and Donald W. Layden, Jr.	Exhibit 10.5 to the November 6, 2007 Form 8-K
10.6	Form of Change of Control Agreement for Messrs. Martire and Hayford.	Exhibit 10.6 to the November 6, 2007 Form 8-K
10.7	Form of Change of Control Agreement for Messrs. D’Angelo and Layden.	Exhibit 10.7 to the November 6, 2007 Form 8-K
10.8	Form of Change of Control Agreement for Messrs. Oliver and Bolton.	Exhibit 10.8 to the November 6, 2007 Form 8-K
10.9	Form of Change of Control Agreement for executive officers other than Messrs. Martire, Hayford, D’Angelo, Layden, Oliver and Bolton.	Exhibit 10.9 to the November 6, 2007 Form 8-K
10.10	Metavante 2007 Equity Incentive Plan.	Exhibit 10.10 to the November 6, 2007 Form 8-K
10.10(a)	Form of Metavante Non-Statutory Stock Option Award—Certificate of Award Agreement.	Exhibit 10.10(a) to the November 6, 2007 Form 8-K
10.10(b)	Form of Metavante Restricted Stock Award—Certificate of Award Agreement.	Exhibit 10.10(b) to the November 6, 2007 Form 8-K
10.11	Metavante Incentive Compensation Plan.	Exhibit 10.11 to the November 6, 2007 Form 8-K
10.12	Metavante Executive Deferred Compensation Plan.	Exhibit 10.12 to the November 6, 2007 Form 8-K
10.13	Metavante 2007 Employee Stock Purchase Plan.	Exhibit 10.13 to the November 6, 2007 Form 8-K
10.14	Tax Allocation Agreement, dated as of April 3, 2007, among Marshall & Ilsley Corporation, New M&I Corporation, Metavante Corporation and Metavante Holding Company.	Annex C to the Form S-4 Registration Statement
10.15	Employee Matters Agreement, dated as of April 3, 2007, among Marshall & Ilsley Corporation, New M&I Corporation, Metavante Corporation and Metavante Holding Company.	Exhibit 10.2 to Amendment No. 2 to the Form S-4 Registration Statement
10.15(a)	Amendment No. 1 to the Employee Matters Agreement among Marshall & Ilsley Corporation, New M&I Corporation, Metavante Corporation and Metavante Holding Company.		X
10.16	Limited Guarantee, dated as of April 3, 2007, by Warburg Pincus Private Equity IX, L.P. in favor of Marshall & Ilsley Corporation and Metavante Holding Company.	Exhibit 10.3 to the Form S-4 Registration Statement
31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

*Pursuant to the Restated Articles of Incorporation, the name of the corporation was changed from “Metavante Holding Company” to “Metavante Technologies, Inc.”