Form 10-K
period 2007-12-31
Metavante Technologies, Inc.
filed 2008-03-03
CIK 1399768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to                     .

Commission File Number 001-33747

METAVANTE TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Wisconsin	39-0968604
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4900 West Brown Deer Road, Milwaukee, Wisconsin	53223
(Address of principal executive offices)	(Zip code)

(414) 357-2290

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐        Accelerated filer  ☐        Non-accelerated filer  ☒        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:

Zero—At such date the registrant was a wholly-owned subsidiary of Marshall & Ilsley Corporation, a Wisconsin corporation, and there was no voting and non-voting common equity held by non-affiliates at such date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.—As of February 25, 2008, there were 119,133,976 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on May 20, 2008 have been incorporated by reference into Part III of this Form 10-K.

i

In this Annual Report, references to “Metavante,” “the Company,” “our company,” “we,” “our,” “ours,” and “us” refer to Metavante Technologies, Inc. (which is sometimes referred to individually as “Metavante Technologies”), and its consolidated subsidiaries for periods after the separation from Marshall & Ilsley Corporation (“M&I”), and to Metavante Corporation (which is sometimes referred to individually as “Metavante Corporation”) and its consolidated subsidiaries for periods prior to the separation from M&I unless otherwise indicated or context otherwise requires.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those that express a plan, belief, expectation, estimation, anticipation, intent, contingency, future development or similar expression, and can generally be identified as forward-looking because they include words such as “believes,” “anticipates,” “expects,” “should” or words of similar importance. Statements that describe our objectives or goals are also forward-looking statements. The forward-looking statements in this Annual Report involve significant risks and uncertainties, and a number of factors, both foreseen and unforeseen, could cause actual results to differ materially from our current expectations. The factors that may affect our results include, among others, our debt level, restrictions and limitations in our credit facilities, our competitive industry, changes in customer demand for our products or services, general changes in economic conditions, risks of damage to our data centers or associated infrastructure, additional costs and requirements associated with our public company status, foreign currency fluctuations, intellectual property risks, effect of regulation on our business, network and operational risk, loss of significant customers and customer consolidation risks, risks associated with future acquisitions, and other factors discussed in this Annual Report under the heading “Risk Factors.” Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements. Readers are cautioned not to place undue reliance upon forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date hereof.

PART I

Item 1.	Business

General

Metavante Technologies’ wholly-owned operating subsidiary, Metavante Corporation, delivers banking and payments technologies to over 8,000 financial services firms and businesses worldwide. Metavante products and services drive account processing for deposit, loan and trust systems, image-based and conventional check processing, electronic funds transfer, consumer healthcare payments, electronic presentment and payment transactions, business transformation services, and payment network solutions including the NYCE Payment Network, an ATM/PIN debit network.

Metavante began operations in 1964 as a wholly-owned subsidiary of M&I providing community and regional banks with dependable, outsourced account processing services with a high level of client service. Since then, Metavante has become a provider of innovative, high quality products and services to the financial services, commercial, and health care insurance industries. With over 50 locations, Metavante recorded approximately $1.6 billion in revenue for the year ended December 31, 2007.

On November 1, 2007, Metavante, M&I, WPM, L.P., a limited partnership affiliated with Warburg Pincus Private Equity IX, L.P. (collectively “Warburg Pincus”), and others consummated an investment agreement pursuant to which:

•

M&I separated into two publicly-traded companies, Marshall & Ilsley Corporation and Metavante Technologies. Metavante Technologies owns and operates Metavante’s business. The issued and outstanding common stock of Metavante Technologies was distributed 75% to M&I shareholders and the remaining 25% to Warburg Pincus;

•	Warburg Pincus invested $625 million in Metavante Technologies for an equity interest representing 25% of Metavante Technologies’ common stock;

•	Metavante Technologies and/or one or more of its subsidiaries incurred $1,750 million of indebtedness; and

•	Metavante paid off $982 million of intercompany indebtedness plus accrued and unpaid interest owed to M&I and Metavante Technologies paid a dividend to M&I of $1,665 million in cash.

As a result of completion of the transactions contemplated by the investment agreement:

•

each holder of M&I common stock as of the effective time of the holding company merger received three shares of new Marshall & Ilsley Corporation common stock and one share of Metavante Technologies common stock for every three shares of M&I common stock held of record;

•

Warburg Pincus received shares of Metavante Technologies common stock that represented 25% of the outstanding shares of Metavante Technologies common stock and a stock purchase right to acquire additional shares under certain circumstances in order to maintain its 25% ownership; and

•

each holder of M&I common stock as of the effective time of the holding company merger that would otherwise be entitled to receive fractional shares of Metavante Technologies common stock resulting from the holding company merger received cash in lieu of such fractional shares.

The above transactions are referred to as the “Separation Transaction” within this Annual Report.

Industry Background

Over the past 25 years, the financial services industry has experienced significant consolidation, which has led to increasing demand for information and transaction capabilities. Today, most financial institutions offer a broad range of products and services delivered through a variety of distribution channels. Such consolidation generally involves migrating one bank’s processing system onto the system used by the other institution. These system conversions have heightened the sensitivity of financial institutions to the inherent risks of such projects, particularly where a key technology vendor lacks expertise, services, or financial stability. In some cases, the merged institution continues to run multiple systems, creating operating inefficiencies.

The market for financial technology providers was historically very fragmented. In the last five years, certain smaller technology vendors experienced challenges in providing the breadth of services, applications and solutions required by their customers and in convincing their customers of their long-term financial stability and survival in the marketplace, which has lead to consolidation within the financial services technology provider market as well.

Trends and Opportunities

Financial institutions today face challenges resulting from intensified competition among traditional players and new entrants, as well as technological innovation and evolving customer preferences and behavior. As a result of these challenges, Metavante believes that the financial services industry is experiencing the following trends:

•

Consolidation is continuing in the financial services industry, which creates the potential for an increased demand for computer systems consolidation and outsourcing. Financial institutions are also increasingly willing to outsource their core processing needs to third parties to enhance their competitive position by lowering costs (as compared to in-house solutions) and increasing speed-to-market without losing functionality;

•

Financial institutions are increasingly subject to changes in the regulatory environment. This has caused financial institutions to seek ways to reduce their fixed cost infrastructure and move to a variable cost structure. One means of reducing fixed costs is for financial institutions to outsource key business processes to third parties. Business process outsourcing among financial institutions should continue to grow as both the range of outsourced services and the number of financial institutions deploying outsourcing increases;

•

Financial institutions are evaluating moving to continuous processing. Core processing systems that operate on a continuous basis, as opposed to the traditional model of collecting data and later processing it in batches, will become increasingly important as financial institutions compete to improve the quality of the customer’s experience, including continuous settlement of transactions and funds availability, as well as fraud detection; and

•

Financial institutions and other service providers will continue to try to improve the speed of payments and collections and increase consumer convenience through the evolution of various types of electronic payments including health care and government payments, various re-loadable payment cards and mobile payments. These expansions and changes in the payments market should create an opportunity for technology providers that can offer a wide spectrum of payments services with products that support or are adaptable to these emerging payment channels.

Business Segments

Metavante organizes its business in two segments: Financial Solutions Group (“FSG”) and Payment Solutions Group (“PSG”). The following table provides revenue and segment operating income for Metavante’s segments (in millions):

	Financial Solutions Group	Payment Solutions Group	Metavante
Year ended December 31, 2007
Revenues	$636.2	$961.9	$1,598.1

Segment Operating Income	154.6	276.8	$431.4
Net Corporate/Other Expense			311.4

Income before Income Taxes			$120.0

See Note 17 of the Notes to the Consolidated Financial Statements for additional information regarding segments.

Financial Solutions Group (FSG)

The Financial Solutions Group segment, which accounted for approximately 40% of Metavante’s revenues in 2007, includes the following divisions: banking; commercial treasury; eBanking; risk and compliance; sales and service; and wealth management. FSG offers a comprehensive suite of technology and business services that are critical to a financial institution’s ability to attract, expand and service existing and prospective customers.

•

Metavante Banking Solutions offer integrated products and services for financial service providers that are centered on core customer and account management, specializing in deposit and loan accounts and customer information systems.

•

Metavante Commercial Treasury Solutions provide technology and related outsourcing services to allow commercial customers of financial institutions to manage their cash and investments, as well as certain income statement items.

•

Metavante eBanking Solutions deliver a suite of retail and business electronic commerce services designed to enhance financial institutions’ abilities to sell and service through a variety of channels and provide consumers and businesses with real-time self-service banking and payments.

•	Metavante Risk and Compliance Solutions help financial institutions mitigate threats to their business by enabling comprehensive risk management and regulatory compliance.

•

Metavante Sales & Service Solutions offer a strategic approach that incorporates technology solutions, people, and processes enabling an organization to develop a customer relationship management strategy supporting its business goals while maximizing customer relationships.

•

Metavante Wealth Management Solutions offer a set of products and services to financial services providers that address the specific needs of the rapidly-growing wealthy, affluent, and emerging affluent markets as well as commercial clients.

Payment Solutions Group (PSG)

The Payment Solutions Group segment, which accounted for approximately 60% of Metavante’s revenues in 2007, includes the following divisions: acquiring; issuing; image; payment network; ePayments; and healthcare payments.

•

Metavante Acquiring Solutions deliver the card-based transaction acquiring solutions that support the paperless transactions demanded by the marketplace, including ATM driving, merchant acquiring, biller-direct payments, and government payments.

•

Metavante Issuing Solutions deliver the electronic funds transfer (“EFT”) and card processing solutions that help facilitate the expansion of electronic payments and card-based transactions including debit and credit card account processing.

•

Metavante Image Solutions help clients transition from paper to electronic payments and image processing through distributed capture, check and remittance processing, fraud detection, and document and report management.

•	Metavante Payment Network Solutions includes traditional ATM and PIN-based debit network access and emerging real-time payment alternatives from the NYCE Payment Network.

•	Metavante ePayment Solutions provide reliable and scalable bill publishing and bill consolidation technology generating millions of monthly payments that serve both billers and payers.

•

Metavante Healthcare Payment Solutions help transform the healthcare payments industry by accelerating the exchange of information and funds between patients, payers, providers and financial institutions.

Clients and Distribution/Sales Methods

Sales and Marketing

Metavante sells its products and services primarily through a direct sales force in the United States and through distributors internationally. Metavante’s direct sales efforts are focused on financial services providers, such as banks, credit unions, brokers, insurance companies and resellers.

Metavante’s direct sales staff uses a multi-tiered approach that leverages the involvement of its field sales personnel, technical professionals and members of senior management. Its sales process simultaneously targets senior business executives, personnel responsible for financial services initiatives and bank operations personnel. Metavante employs this approach to accelerate the sales cycle, which typically ranges from three to nine months. After a sale is completed, Metavante’s client services group manages the account and offers additional products and services that may benefit the client.

Metavante’s corporate marketing team is responsible for building strong brand awareness, implementing best practice marketing processes and generating and identifying potential clients and market opportunities. Metavante’s marketing efforts include electronic marketing, media relations, trade show and event marketing, strategic marketing, strategic planning, market research and market planning.

Clients

As of December 31, 2007, Metavante had over 8,000 clients. These clients include participants from all segments of the financial services industry, including 97 of the largest 100 banks in the United States as well as mid-tier and community banks, Internet banks and non-traditional financial services providers. Metavante also provides services to over 600 companies in the healthcare insurance industry. Metavante’s largest client is M&I. For the year ended December 31, 2007, revenues from M&I represented approximately 7% of Metavante’s total revenues. No other client represented greater than 3% of Metavante’s revenues during that period.

Competition

The markets for Metavante’s banking and payment products and services are intensely competitive. Metavante competes with a variety of companies in the financial services technology industry. Its competitors vary in size and in the scope and breadth of products and services they offer. Metavante also faces competition from in-house technology departments of existing and potential clients who may develop their own product capabilities.

Metavante competes based upon the quality of the technology-based application or service, application features and functions, ease of delivery and integration, its ability to maintain, enhance and support the applications or services, and price. Metavante believes that it competes favorably in each of these categories. In addition, Metavante believes that its ability to offer multiple applications and services to individual clients enhances its competitiveness against competitors with more limited application offerings.

Competitors for Metavante’s Financial Solutions Group include: Alliance Data Systems Corporation; DST Systems, Inc.; Fidelity National Information Services, Inc.; Fiserv, Inc.; Harland Financial Solutions, Inc.; Jack Henry & Associates, Inc.; Open Solutions, Inc.; SEI Investments Developers Inc.; S1 Corporation; and Sunguard. Competitors for Metavante’s Payment Solutions Group include: Fidelity National Information Services, Inc.; First Data Corporation; Fiserv, Inc.; Global Payments, Inc.; Heartland Payments Systems, Inc.; MasterCard Incorporated; Total System Services, Inc.; and Visa Inc.

Competitive Strengths

Metavante believes that its heritage in the banking industry, its processing capacity and scale, and its comprehensive and integrated product offerings are competitive strengths that help differentiate the Company from its competitors and contribute to its success. Operating for 43 years as part of a bank holding company, which it did prior to the Separation Transaction, has given Metavante the unique perspective of and appreciation for working with executives and managers in a financial services institution. Metavante’s employees who are engaged in consulting, operations, products and services frequently function as extensions of their clients’ staff as they seek to deliver the highest levels of client service in the industry. Metavante operates large, scalable financial processing platforms, including its single outsourced bank processing platform. This scale allows Metavante to provide cost-effective products to its clients and to be competitive in pricing and product marketing. Metavante processes debit card transactions on its proven, stable and fully-integrated platform and, through its card management system, maintains debit/stored value cards. Metavante also provides ACH processing and ranks among the 10 largest ACH originators in the United States. The NYCE Payments Network connects cards from issuing financial institutions, ATMs, and point-of-sale locations nationwide, providing consumers with secure, real-time access to their money in connection with consumer bill payments, biller-direct payments, and government payments. Metavante’s products and services are modular, flexible and integrated, allowing clients to select those products and services which best suit their needs and to add additional products and services as their businesses grow.

Metavante’s Strategy

Historically, Metavante operated as part of M&I, the primary business of which is banking and banking related services. As an independent company, Metavante is positioned to succeed in the industries in which it competes and to invest in and grow its businesses. Metavante believes there are significant opportunities to increase its revenues and profitability through the further implementation of its growth strategy.

Specific opportunities for Metavante’s growth include the following:

Expand core banking relationships—Metavante plans to leverage its strong engagement with its banking solutions clients to expand those relationships with the goal of cross-selling additional products and services. Examples include value-added operational and advisory services.

Build business process outsourcing (BPO) capability—Metavante offers BPO services to its clients by leveraging its application technology and industry knowledge with that of its service delivery partners. Metavante offers item processing services in centers it owns and operates and other BPO services, such as loan, deposit and trust account processing and management, through its relationships with third-party providers including M&I, and its affiliates. Metavante also entered into an operating agreement with Firstsource Solutions, Ltd., an international BPO provider, to extend its BPO capabilities to include offshore service delivery and expand its network of onshore providers. Metavante believes that its BPO services can help its customers convert some of their fixed-cost structure to variable costs while also creating flexible workload management opportunities for their organizations.

Expand services provided to the large bank segment—Through the establishment of dedicated relationship management teams focused on the top-50 United States financial institutions, Metavante hopes to build on the existing relationships it has with the country’s top-50 financial institutions through the delivery of strong point solutions. In addition, Metavante is developing a next-generation core banking platform that incorporates features and services needed in a global banking environment, such as continuous, multi-day transaction processing and real-time authorization of payments to support a “24 by 7” banking environment irrespective of time zone or geographical boundary, as well as multi-currency and multi-language capabilities to support the demands of the global economy. In March 2007, Metavante announced a strategic alliance with Temenos Headquarters S.A. (“Temenos”), an international provider of integrated core banking software, to create a new United States global banking platform. This strategic agreement is a cornerstone of Metavante’s growth strategy for serving large financial institutions and expanding business internationally. Through the agreement, Metavante will become the exclusive provider of this advanced core banking technology in the United States, which Metavante anticipates will be of interest to financial institutions of all sizes that serve customers who require global banking capabilities. This solution will be delivered on a component basis, enabling large banks to replace aging solutions on a line of business or phased approach. It will be available as either an in-house licensed solution, or as an outsourced processing solution. In addition, Metavante acquired the international right to be the exclusive provider of outsourced processing services for Temenos Corebanking software in Brazil, Russia, India and China, and the preferred provider of such processing services in other countries.

Emerging payment markets—Metavante plans to continue expanding its government and healthcare payment offerings, while introducing innovative new payment capabilities, such as mobile financial services. In May 2007, Metavante entered into a joint venture agreement with United Kingdom-based Monitise PLC, a United Kingdom provider of secure mobile payments capability, to establish Monitise Americas LLC, a United States mobile payments joint venture. Monitise Americas LLC is owned 51% by Metavante and 49% by Monitise PLC. The joint venture creates a system for mobile payments in the United States and Canada. The service enables consumers to rely on a common, secure and intuitive interface for services including bill pay, prepaid cell phone top-up, account balances inquiries, and account-to-account funds transfers directly from their mobile phones. Metavante will provide hosting services for the Monitise mobile payments platform in the United States. As part of the hosting services, Metavante will connect the Monitise platform to its NYCE Payments Network.

Expand globally—Metavante has software products that are in use by clients in 36 foreign countries, which have been sold primarily through distributor agreements in those countries. Metavante seeks to increase its presence in international markets either directly or through strategic alliances. To accomplish this, Metavante will seek to leverage its existing product offerings, such as prepaid debit card technology, for deployment in international markets. The Company will develop both entry and localization strategies for international markets and also identify acquisition candidates in attractive foreign markets.

Active Acquisition and Integration Strategy—A significant part of Metavante’s growth has come through acquisitions and investments and, consequently, Metavante has developed an expertise in identifying and integrating companies that increase Metavante’s market reach, scale and size, as well as the extension and depth of its products into new and existing markets. Building upon its successful acquisition strategy, Metavante may pursue acquisitions of greater size, with public or private companies, headquartered in the United States or internationally, or in industries outside of the financial services technology industry.

Recent Acquisitions

Metavante’s acquisition strategy has been to acquire profitable companies with growth potential that have a solid customer base, have established products and services, and operate with strong management teams and dedicated employees. Metavante has sought to acquire companies that bring minimum integration risk, but that add to Metavante’s processing scale and allow it generally to participate in consolidation within its industry. Metavante’s acquisitions have either filled a product gap; enhanced an existing product line; added businesses with adoption growth models; enhanced economies of scale; expanded Metavante’s customer base for cross-sell opportunities; or a combination of these factors.

A summary of Metavante’s recent acquisition transactions follows:

On January 17, 2007, Metavante completed the acquisition of Valutec Card Solutions, Inc. (“Valutec”), Franklin, Tennessee. Valutec is a provider of closed-loop, in-store gift and loyalty card solutions to small and medium-sized businesses, as well as the commercial customers of financial institutions. Valutec now operates within Metavante’s Payment Solutions Group.

On January 10, 2008, Metavante completed the acquisition of Nomad Payments Limited (“Nomad”), London, England. Nomad, which has been renamed Metavante Technologies Limited, is a provider of prepaid and debit card processing and licensed software to card issuers in the United Kingdom and Europe. Nomad’s CORTEX software is a highly scalable, comprehensive card payment software solution for the banking industry, processing card-based transactions at every level of an electronic funds transfer network. Nomad now operates within Metavante’s Payment Solutions Group.

On January 16, 2008, Metavante completed the acquisition of BenSoft Incorporated (“BenSoft”), San Diego, California. BenSoft’s RepayMe product is an industry-leading software that provides third-party administrators, health plans and self-administrating employers with an online reimbursement solution for flexible spending accounts, health reimbursement accounts, and health savings accounts. BenSoft now operates within Metavante’s Payments Solutions Group.

Intellectual Property

Metavante relies on a combination of contractual restrictions, internal security practices, and copyright and trade secret law to establish and protect its software, technology and expertise. In addition, Metavante possesses patents covering various aspects of its operations. Metavante believes that legal protection of its proprietary rights, while important, is less significant than the knowledge and experience of its management and personnel and their ability to develop, enhance and market new products and services. Metavante believes it possesses all proprietary rights necessary to conduct its business.

Employees

As of December 31, 2007, Metavante employed approximately 5,700 employees, including approximately 1,700 in FSG, 2,600 in PSG, 1,100 in shared services such as operations and conversions, and 300 in corporate functions. As of December 31, 2007, Metavante’s product development staff consisted of over 1,000 software development professionals.

Metavante considers employee relations to be excellent. None of the employees of Metavante or its subsidiaries are represented by a collective bargaining group.

Supervision and Regulation

Various aspects of Metavante’s business are subject to federal, state and foreign regulation. Metavante’s failure to comply with any applicable laws and regulations or to provide its clients with products and services to enable them to comply with those laws and regulations could result in restrictions on its ability to provide its products and services, as well as the imposition of civil fines and criminal penalties. As a provider of technology services to financial institutions such as banks, thrifts and credit unions, Metavante is subject to regulatory oversight and examination by the Federal Financial Institutions Examination Council, an interagency body of the Federal Deposit Insurance Corporation, the Office of Thrift Supervision, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the National Credit Union Administration and various state regulatory authorities. In addition, independent auditors annually review several of Metavante’s operations to provide reports on internal controls for its clients’ auditors and regulators. Metavante may also be subject to possible review by state agencies that regulate banks in each state in which it conducts its electronic processing activities.

Financial institutions are required to comply with privacy regulations and information security guidelines/regulations imposed under the Gramm-Leach-Bliley Act. These regulations place certain restrictions on financial institutions’ use and disclosure of non-public personal information. All financial institutions must disclose detailed privacy policies to their consumer (not business) customers and offer them the opportunity to direct the financial institution not to share information with third parties in certain circumstances. The regulations, however, generally permit financial institutions to share information with non-affiliated parties who perform services for financial institutions. As a provider of services to financial institutions, Metavante is required to observe the same limitations on disclosure of the information received from its customers as apply to the financial institutions themselves. Furthermore, Metavante generally cannot use the information it receives as a service provider except in connection with the service it is providing.

The Gramm-Leach-Bliley Act information security guidelines and regulations require financial institutions and service providers such as Metavante, to establish and maintain information security programs designed to protect the security, confidentiality, and integrity of customer information. Metavante is required to establish and maintain its own information security program pursuant to the Federal Trade Commission’s regulations as well as by agreement with its customers.

Additionally, there is significant federal legislation with which Metavante and its clients may be required to comply, including the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Internal Revenue Code, the Employee Retirement Income Security Act, the Health Insurance Portability and Accountability Act, the USA PATRIOT Act, and the Bank Secrecy Act. From time to time, in order to comply with its obligations under state and federal laws, Metavante may be required to comply with annual reporting and licensing requirements and to implement operating policies and procedures to protect, among other matters, the privacy and security of patients’ health care information or customers’ financial information.

Although Metavante does not believe that compliance with future laws and regulations related to its business, including future consumer protection laws and regulations, will have a material adverse effect on it, the enactment of new laws and regulations may increasingly affect the operations of its business, directly or indirectly, which could result in substantial regulatory compliance costs, litigation expense, adverse publicity and/or loss of revenue.

Available Information

Our internet address is www.metavante.com. We make available, free of charge, through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we file them, or furnish them to, the Securities and Exchange Commission. Our Corporate Governance Guidelines and Code of Business Conduct and Ethics are also available on our website.

Item 1A.	Risk Factors

In addition to the normal risks of business, we are subject to significant risks and uncertainties, including those listed below and others described elsewhere in this Annual Report on Form 10-K. Any of the risks described herein could result in a significant adverse effect on our results of operation and financial condition.

Risks Related to Our Markets and Industry

Ongoing consolidation within the banking and financial services industry could adversely affect financial results.

Ongoing consolidation within the banking and financial services industry could result in a smaller number of purchasers for our products and services. As banks and other financial services providers consolidate, they may experience a realignment of management responsibilities and undergo a reexamination of strategic and purchasing decisions, and we may lose relationships with key constituencies within our clients’ organizations due to budget cuts, layoffs or other disruptions. In addition, acquiring institutions may have their own in-house systems or outsource to competitors. The loss of business due to consolidation, in particular the loss of a large client due to consolidation, could have a material adverse effect on our business, operating results and financial condition.

Effect of overall business cycles and other risks in the banking industry could adversely affect financial results.

Our revenues are heavily dependent on services we provide to the banking industry and related financial service providers. To the extent that the health and stability of the banking industry are adversely affected by business cycles in general or business conditions that affect the banking industry in particular, our revenues and profits may also be adversely affected due to reduced expenditures for our products and services by banks and related financial service providers. In addition, our revenue and profits, including organic growth, are dependent on our banking clients’ ability to acquire, activate and retain customers.

A portion of our revenue is derived from transaction processing fees. Any changes in economic factors that adversely affect consumer spending and related consumer debt, or a reduction in check writing or credit and debit card usage, could reduce the volume of transactions that we process, and have an adverse effect on our business, financial condition and results of operations.

Loss of key clients or distributors could adversely affect our financial condition.

For the year ended December 31, 2007, revenues from M&I represented approximately 7% of our total revenue. In addition, M&I serves as service delivery partner for our BPO services. If we were to lose M&I or a combination of other clients, our business, operating results and financial condition could be materially adversely affected.

We have entered into non-exclusive distribution agreements with several home banking providers, all of which resell our electronic bill payment services as part of their home banking offerings. To the extent that acquisitions or other consolidations occur within this industry, the demand for our services may be adversely affected.

We face intense competition in all areas of our business from both external competition and business barriers of potential clients. If we fail to compete effectively or eliminate barriers for potential clients, our results of operations and financial condition may be adversely affected.

The markets for our products and services are intensely competitive and we expect to face increased competition in the future as new competitors enter the market and existing competitors expand their product lines and services. Competitors vary in size and in the scope and breadth of their products and services. Some current and potential competitors have substantial resources. In addition, many of these competitors have established, or may in the future establish, cooperative relationships or strategic alliances among themselves or with third parties to compete with our products and services.

We also face competition from our clients and potential clients who develop their own financial services in-house offerings. Further, potential clients may be reluctant to switch vendors or from in-house offerings to a new vendor as the conversion is a significant undertaking that has a potential for negative impacts such as loss of accustomed functionality, increased cost and business disruption.

We face intense pricing pressure in obtaining and retaining larger clients. Larger clients are often able to seek price reductions when they renew a contract, when a contract is extended, when service or performance issues arise with the client, or when the client’s business has significant volume changes. On some occasions, this pricing pressure results in lower revenue or a client loss from a client than we had anticipated based on our previous agreement with that client.

Our inability to compete successfully in light of the above competitive pressures could result in a material adverse effect on our business, operating results and financial condition.

If we are unable to keep pace with evolving technology and changes in the financial services industry, our revenues and future prospects may decline.

The markets for our products and services are characterized by rapid technological change, frequent new product introductions and evolving industry standards. The introduction of products and services embodying new technologies and the emergence of new industry standards can render existing products and services obsolete and unmarketable in short periods of time. We expect new products and services, and enhancements to existing products and services, to be developed and introduced by others, which will compete with the products and services that we offer. The life cycles of our products and services are subject to dramatic shifts. Our future success will depend upon our ability to enhance current products and services, to develop and introduce new products and services that keep pace with technological developments and emerging industry standards, and to maintain existing and establish new business relationships to help us develop and implement new technologies and to address the increasingly sophisticated needs of our clients. There can be no assurance that we will be successful in developing and marketing new products and services or producing enhancements that meet these changing demands, that we will be able to overcome difficulties that could delay or prevent the successful development, introduction and marketing of these products and services, that we will be able to maintain or derive the anticipated benefit from our existing business relationships or be able to establish new relationships or that our new products and services and enhancements will adequately meet the demands of the marketplace and achieve market acceptance. If we are unable to develop and introduce new products and services or enhancements in a timely manner, or if a release of a new product or service does not achieve market acceptance, our business, operating results and financial condition could be materially adversely affected.

Risks Related to Our Business and Operations

Our leverage and debt service requirements could adversely affect our operations and financial condition.

As of December 31, 2007, we have total debt of approximately $1.75 billion. Such indebtedness could have adverse consequences for our business, financial condition, results of operations and operational flexibility, such as:

•	limiting our ability to obtain additional financing to fund growth, working capital, capital expenditures, debt service requirements, acquisitions or other cash requirements;

•	limiting operational flexibility in planning for or reacting to changing conditions in our business and industry;

•

requiring dedication of a substantial portion of cash flows from operations (estimated at approximately 36% for 2008) to make payments on debt and interest, which would reduce the availability of such cash flows to fund working capital, capital expenditures and other general corporate purposes;

•	some of the debt has a variable rate of interest, which exposes us to the risk of increased interest rates and additional demands on cash flows from operations to make payments on our debt; and

•

limiting our ability to compete with companies that are not as highly leveraged, or whose debt is at more favorable interest rates and that, as a result, may be better positioned to withstand economic downturns.

We expect to pay our expenses and to pay the principal and interest on outstanding debt with funds generated by our operations. Our ability to meet expenses and debt service obligations will depend on future performance, which may be affected by the factors discussed in this section, among others. If we do not have sufficient funds to meet our debt service obligations, we may be required to refinance all or part of our existing debt, sell assets or borrow more money. We may not be able to, at any given time, refinance our debt, sell assets or borrow more money on terms acceptable or at all, the failure to do any of which could have adverse consequences for our business, financial condition and results of operations.

The agreements governing our indebtedness contain restrictions and limitations (covenants) that could significantly impact our business operations and flexibility and failure to comply with these covenants could result in an event of default and lead to acceleration of repayment.

The agreements governing our indebtedness contain covenants that, among other things, limit our ability and/or the ability of one or more of our subsidiaries to incur additional debt or guaranties, grant liens, pay dividends or redeem stock, make investments or acquisitions, sell assets, engage in affiliate transactions, prepay or change the terms of certain debt, change our lines of business, the ratio of debt to EBITDA, and restrict the uses of our cash flow, asset sales, or other debt.

Various risks, uncertainties and events beyond our control could affect our ability to comply with the covenants contained in our debt agreements. Failure to comply with any of the covenants in existing or future financing agreements could result in an event of default under those agreements and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the repayment of the debt under these agreements and to foreclose upon any collateral securing the debt. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations. In addition, the limitations imposed by financing agreements on the ability of Metavante and/or our subsidiaries to incur additional debt and to take other actions might significantly impair our ability to obtain other financing. We cannot assure you that we will be granted waivers or amendments to these agreements if, for any reason, we are unable to comply with these agreements, or that we will be able to refinance debt on terms acceptable to us, or at all.

We may also incur future debt obligations that might subject us to additional restrictive covenants that could affect our financial and operational flexibility. If additional debt is added to the debt levels that exist, the related risks that we now face could increase.

Damage to the data centers or the data on which we rely could harm our business.

Our data centers are an integral part of our business. Damage to the data centers due to acts of terrorism, fire, power loss, telecommunications failure and other causes could have a material adverse effect on our business, operating results and financial condition. In addition, because we rely on the integrity of the data we process, if this data is incorrect or somehow tainted, client relations and confidence in our services could be impaired, which would harm our business.

Failures in outsourcing or transaction processing facilities could adversely affect our business and reputation.

An operational failure in our outsourcing or transaction processing facilities could cause us to lose business. Damage or destruction that interrupts our services to clients could damage our relationship with clients and may require us to incur substantial additional expense to repair or replace damaged equipment and recover data loss caused by the interruption. We have installed back-up systems and procedures to prevent or reduce disruption, but such steps may not be sufficient to prevent an interruption of services. An interruption that lasts more than several hours could cause us to experience a reduction in revenues or significant costs to recover operations and as a result could have a negative impact on our reputation and business.

Network operational difficulties or security problems with our systems could damage our reputation and business.

We depend on the reliable operation of network connections from our clients and our clients’ end-users to our systems. These networks are owned and operated by third-party telecommunications companies. Any operational problems or outages in these systems could cause us to be unable to process transactions for our clients and our clients’ end-users, resulting in decreased revenues. In addition, any system delays, failures or loss of data, whatever the cause, could reduce client satisfaction with our products and services and harm overall financial results.

We also depend on the security of our systems. Our networks may be vulnerable to unauthorized access, computer viruses and other disruptive problems. We transmit confidential financial information in providing our services. In addition, under agreements with certain clients, we may be financially liable if consumer data is compromised while in our possession, regardless of the safeguards we may have instituted. A material security problem affecting us could damage our reputation, deter financial services providers from purchasing our products, deter their customers from using our products or result in liability. Any material security problem affecting our competitors could affect the marketplace’s perception of online banking, bill payment and electronic commerce services in general and have the same effects.

Lack of system integrity or credit quality related to funds settlement could result in a financial loss.

We settle funds on behalf of financial institutions, other businesses and consumers and receive funds from clients, card issuers, payment networks and consumers on a daily basis for a variety of transaction types. Transactions facilitated by us include debit card, credit card, electronic bill payment transactions, ACH payments and check clearing that supports consumers, financial institutions and other businesses. These payment activities rely upon the technology infrastructure that facilitates the verification of activity with counterparties and the facilitation of the payment. If the continuity of operations or integrity of processing were compromised this could result in a financial loss to us due to a failure in payment facilitation. In addition, we may issue credit to consumers, financial institutions or other businesses as part of the funds settlement. A default on this credit by a counterparty could result in a financial loss to us.

A failure to comply with privacy regulations could adversely affect relations with clients and have a negative impact on business.

In the course of providing services to our clients, we may collect, process and retain sensitive and confidential information on our clients and their customers. A failure of our security facilities and systems due to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other similar causes could result in the misappropriation, loss or other unauthorized disclosure of confidential customer information. Any such failure could result in damage to our reputation with our clients, expose us to the risk of litigation and liability, disrupt our operations, and negatively impact our business, results of operations, and financial condition.

We may experience software defects, development delays or installation difficulties, which could impact our business and reputation and expose us to potential liability.

Our products and services are based upon sophisticated software and computing systems, and we may encounter delays when developing new products and services. Further, the software and computing systems underlying our services have occasionally contained and may in the future contain undetected errors or defects. In addition, we may experience difficulties in installing or integrating our technologies on platforms utilized by our clients. Defects in our software, errors or delays in the processing of electronic transactions or other difficulties could result in interruption of business operations, delay in market acceptance, additional development and remediation costs, diversion of resources, negative publicity, damage to reputation and exposure to liability claims.

If we are unable to continue to make acquisitions, our growth may be limited.

A significant part of our growth has come through acquisitions and a key component of our growth strategy is based on our ability to make future acquisitions. As part of our acquisition strategy, we may pursue acquisitions of greater size than recently completed, with public or private companies, headquartered in the United States or internationally, or in industries outside of the financial services technology industry. We may be unable to identify suitable acquisition targets or successfully complete acquisitions in the future due to the absence of quality companies, economic conditions, or price expectations from sellers. If we are unable to complete additional acquisitions for these or other reasons, our growth may be limited.

Acquisitions may be difficult to integrate, divert management resources or dilute shareholder value.

We have undertaken strategic acquisitions in the past and in the future we may acquire or make investments in complementary companies, products and/or technologies. Future acquisitions could pose numerous risks to our operations, including:

•	problems integrating the purchased operations, personnel, technologies or products;

•	inability of the acquired business to achieve anticipated revenues, earnings or cash flow or for us to achieve cross-sale targets or synergies contemplated within the acquisition business case;

•	unanticipated costs;

•	diversion of resources and management attention from our core businesses;

•	adverse effects on existing business relationships with suppliers and clients and on our ability to enter into new business relationships;

•	entry into markets in which we have limited or no prior experience; and

•	potential loss of key employees, particularly those of the acquired organization.

In order to avoid triggering significant tax liability due to the Separation Transaction, as provided in Section 355 of the Internal Revenue Code, the amount of equity that we can issue to make acquisitions or raise additional capital will be limited for up to two years following our separation from M&I, which will limit availability of equity to fund acquisitions during that time period. In addition, as we have significant indebtedness and the agreements governing that indebtedness contain limits on our ability to incur additional debt, we may be unable to finance acquisitions that would increase our growth or improve our financial and competitive position. To the extent that debt financing is available to finance acquisitions, our net indebtedness could be increased as a result of any acquisitions. The use of equity to finance acquisitions could also dilute the interests of our shareholders.

We may not be able to protect our intellectual property and we may be subject to infringement claims.

We rely on a combination of contractual rights and copyright, trademark, patent and trade secret laws to establish and protect our proprietary technology. Despite our efforts to protect our intellectual property, third parties may infringe or misappropriate our intellectual property or may develop competitive software or technology. Our competitors may independently develop similar technology, duplicate our products or services or design around our intellectual property rights. We may have to litigate to enforce and protect our intellectual property rights, trade secrets and know-how or to determine their scope, validity or enforceability, which is expensive and could cause a diversion of resources and may not prove successful. The loss of intellectual property protection or the inability to secure or enforce intellectual property protection could harm our business and ability to compete.

The financial services industry has been subject to claims of patent infringement relating to areas of check imaging, online banking and bill payment, and use of voice recognition units. We may be subject to costly litigation in defending ourselves and our clients against such claims.

We also may be subject to costly litigation if our products or technology are alleged to infringe upon another party’s proprietary rights. Third parties may have, or may eventually be issued, patents which might be infringed by our products or technology. Any of these third parties could make a claim of infringement against us with respect to our products or technology. We may also be subject to claims by third parties for breach of copyright, trademark or license usage rights. Any such claims and any resulting litigation could subject us to significant liability for damages. An adverse determination in any litigation of this type could require us to design around a third party’s patent or to license alternative technology from another party. In addition, litigation is time consuming and expensive to defend and could result in the diversion of the time and attention of management and employees. Any claims from third parties may also result in limitations on our ability to use the intellectual property subject to these claims.

Litigation relating to our products could be costly and time consuming to defend.

Since our products are used to deliver services that are integral to our clients’ businesses, errors, defects or other performance problems could result in financial or other damages to our clients. Product liability litigation arising from these errors, defects or problems, even if we were successful, would be time consuming and costly to defend. Existing or future laws or unfavorable judicial decisions could negate any limitations of liability provisions that are included in our agreements with our clients.

We are dependent on senior management; failure to attract and retain skilled technical employees could harm our ability to grow.

Our future success depends in large part upon our ability to attract and retain highly-skilled technical personnel. Because the development of our products and services requires knowledge of computer hardware, operating system software, system management software and application software, our technical personnel must be proficient in a number of disciplines. Competition for such technical personnel is intense, and our failure to hire and retain talented personnel could have a material adverse effect on our business, operating results and financial condition.

Our future growth, if any, will also require additional sales and marketing, financial and administrative personnel to develop and support new products and services, to enhance and support current products and services and to expand operational and financial systems. There can be no assurance that we will be able to attract and retain the necessary personnel to accomplish our growth strategies and we may experience constraints that could adversely affect our ability to satisfy client demand in a timely fashion.

Our senior management team has significant experience in the financial services industry, either at Metavante or with clients or competitors, and the loss of this leadership could have a material adverse effect on our business operating results and financial condition.

Changes in regulation of the Internet, the financial services industry and accepted industry practices could harm our business.

As the Internet continues to evolve, government regulation of communications and commerce over the Internet is becoming more prevalent. Congress has adopted legislation imposing obligations on financial institutions to develop privacy policies, restrict the sharing of non-public customer data with non-affiliated third parties at the customer’s request and establish procedures and practices to protect and secure customer data. These privacy provisions, which apply to our financial institution clients and may apply to us, as well as other laws and regulations that are currently in existence or may be adopted that govern communications and commerce over the Internet, could limit the market for Internet-based financial services, impose liability for the transmission of protected data and increase expenses.

The financial services industry is subject to extensive and complex federal and state regulation, and financial institutions operate under high levels of governmental supervision. Additionally, the financial services industry is subject to rules of operation imposed by industry associations that dictate requirements of all industry participants. Our clients must ensure that our services and related products work within the extensive and evolving regulatory and industry requirements applicable to them. Federal, state, foreign or industry authorities could adopt laws, rules or regulations affecting clients’ businesses which could lead to increased operating costs and could also reduce the convenience and functionality of our products and services, possibly resulting in reduced market acceptance.

Significant changes in the valuation of the Indian Rupee could impact the valuation of our investment in Firstsource.

Metavante has a significant investment in Firstsource Solutions Limited (“Firstsource”), an Indian-based provider of business process outsourcing solutions. This investment is included in other assets on the Consolidated Balance Sheet and is accounted for using the equity method of accounting. Significant changes in the valuation of the Indian Rupee could impact the valuation of this investment and thus impact on the earnings of Metavante.

Risks Related to the Separation Transaction

We have a limited history as a stand-alone public company and may be unable to complete all changes necessary to operate effectively as a public entity following our separation from M&I.

Immediately preceding the separation from M&I, we implemented or enhanced our corporate infrastructure including, but not limited to, insurance, accounting, legal, finance, tax and human resources. During the period following completion of the Separation Transaction we need to continue enhancing this corporate infrastructure and ensure it operates in a well controlled manner. During this transition, we will receive a limited number of services to be provided by M&I. However, there can be no assurance that we will successfully replace all services provided during the transition period or that we will complete successful implementations of our enhanced corporate infrastructure. Any failures could have an adverse impact on our business, financial condition and results of operations.

Our accounting and other management systems and resources may not fulfill the financial reporting and other requirements to which we will be subject as an independent company. If we are unable to achieve and maintain effective internal controls, our business, financial position and results of operations could be adversely affected.

Our financial results previously were included within the consolidated results of M&I and our reporting and control systems were appropriate for those of a subsidiary of a public company. Further, we were previously not directly subject to reporting and other requirements of the Securities Exchange Act of 1934 as amended (the

“Exchange Act”). We now are directly subject to reporting and other obligations under the Exchange Act, including the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). We are required to comply with Section 404 of Sarbanes-Oxley beginning with our annual report on Form 10-K for the fiscal year ended December 31, 2008, the second annual report we file under the Exchange Act. Although we have been subject to this type of review as a subsidiary of M&I, the level of review required as an independent company will be higher due to our smaller size as an independent company and a consequently lower level of materiality in the review process. These reporting and other obligations place significant demands on our management and administrative and operational resources, including accounting resources.

To comply with these requirements, we are upgrading our systems, including information technology, implementing additional financial and management controls, reporting systems and procedures and hiring additional legal, accounting and finance staff. If we are unable to upgrade our financial and management controls, reporting systems, information technology and procedures and hire additional staff in a timely and effective fashion, our ability to comply with the financial reporting requirements and other rules that apply to reporting companies could be impaired. Therefore, any failure to achieve and maintain effective internal controls could have an adverse effect on our business, financial position and results of operations.

The historical consolidated financial information may not be representative of what our financial position, results of operations or cash flows would have been as a stand-alone company during the periods presented.

The historical consolidated financial information included in this filing does not reflect what our financial position, results of operations or cash flows would have been as a stand-alone company during the periods presented. This is primarily because:

•

our historical consolidated financial information reflects allocation of expenses from M&I. Those allocations may be different from the comparable expenses we would have incurred as a stand-alone company.

•

our working capital requirements historically have been satisfied as part of M&I’s corporate-wide cash management policies. In the fourth quarter of 2007, we and/or one or more of our subsidiaries incurred a large amount of indebtedness and have assumed significant debt service costs. As a result, our cost of debt and capitalization is significantly different from that reflected in the historical consolidated financial information.

•

as a result of the Separation Transaction significant changes in our cost structure have occurred in comparison to the historical information reported, including the cost to establish appropriate accounting and reporting systems, debt service obligations, public company disclosure and SEC reporting, and other costs of being a stand-alone public company.

The M&I share distribution completed as part of the Separation Transaction may be taxable to Metavante shareholders if there is an acquisition of 50% or more of the outstanding common stock of M&I or Metavante within two years of the separation.

The distribution of M&I common stock to Metavante shareholders in connection with the Separation Transaction would result in significant United States federal income tax liabilities to Metavante shareholders, (but not M&I shareholders), if there is an acquisition of stock of M&I or Metavante as part of a plan or series of related transactions that includes the M&I share distribution and that results in an acquisition of 50% or more of the outstanding common stock of M&I or Metavante.

For purposes of determining whether the distribution of M&I common stock to Metavante shareholders in connection with the M&I share distribution is disqualified as tax-free to Metavante shareholders under the rules described in the preceding paragraph, any acquisitions of the stock of M&I or Metavante within two years before or after the M&I share distribution are presumed to be part of a plan, although the parties may be able to rebut that presumption. For purposes of this test, the investment by Warburg Pincus is treated as part of such a plan or series of transactions. Under the terms of the investment agreement, Warburg Pincus acquired 25% of the Metavante common stock outstanding at the time of the separation. Thus, an additional 25% change in the ownership of the Metavante common stock could trigger a significant tax liability for Metavante shareholders under Section 355 of the Internal Revenue Code (for which M&I may be required to indemnify Metavante under the tax allocation agreement unless such taxes would not have been imposed but for specified acts of Metavante or its affiliates (including Warburg Pincus)).

The process for determining whether a prohibited change of control as described above has occurred under the rules is complex, inherently factual and subject to interpretation of the facts and circumstances of a particular case. If M&I or Metavante does not carefully monitor its compliance with these rules, it might inadvertently cause or permit a prohibited change in the ownership of Metavante or of M&I to occur, thereby triggering M&I’s or Metavante’s respective obligations to indemnify the other pursuant to the tax allocation agreement, which could have a material adverse effect on Metavante and/or M&I. Metavante will be primarily liable for these taxes, and there can be no assurance that M&I would be able to fulfill its obligations under the tax allocation agreement if M&I was determined to be responsible for these taxes thereunder. In addition, these mutual indemnity obligations could discourage or prevent a third party from making a proposal to acquire either party.

In the event that Metavante recognizes a taxable gain in connection with the M&I share distribution because of an acquisition of 50% or more of the outstanding common stock of M&I or Metavante as part of a plan or series of related transactions that includes the M&I share distribution, the taxable gain recognized by Metavante would result in significant United States federal income tax liabilities to Metavante. Under the Internal Revenue Code, Metavante would be primarily liable for these taxes and M&I could be secondarily liable.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Metavante’s corporate headquarters is located at 4900 West Brown Deer Road, Milwaukee, Wisconsin, in a facility owned by Metavante. In addition, Metavante owns or leases support centers, data processing facilities, and other facilities at over 50 locations. Metavante believes its facilities and equipment are generally well maintained, in good operating condition and adequate for its present and foreseeable business needs.

Item 3.	Legal Proceedings

In the normal course of business, Metavante and its subsidiaries are named as defendants in lawsuits in which claims are asserted against them. In the opinion of Metavante’s management, the liabilities, if any, which may ultimately result from such lawsuits are not expected to have a material adverse effect on Metavante’s consolidated financial statements.

Item 4.	Submission of Matters to a Vote of Security Holders

In connection with the Separation Transaction, M&I, as our sole shareholder, approved various actions. On September 20, 2007, it acted by written consent to approve and adopt the Metavante 2007 Employee Stock Purchase Plan. On October 25, 2007, M&I acted by written consent to approve the following: (1) approval and adoption of the Company’s Restated Articles of Incorporation; (2) approval and adoption of the Metavante 2007 Equity Incentive Plan; and (3) adoption, ratification, confirmation and approval of all actions previously taken by the Company’s board of directors or any officer or director of the Company in connection with the transactions contemplated by the following documents, all of which relate to the Separation Transaction: the investment agreement, the separation agreement, the shareholders agreement, the tax allocation agreement, the employee matters agreement, the stock purchase right agreement and other ancillary agreements related thereto. Also on October 25, 2007, M&I reaffirmed the resolutions of the board of directors by which the board elected the following persons to the Company’s board:

•	David A. Coulter
•	L. Dale Crandall
•	Michael D. Hayford
•	Stephan A. James
•	Ted D. Kellner
•	Dennis J. Kuester
•	Frank R. Martire
•	Dianne M. Neal
•	James C. Neary
•	Adarsh K. Sarma

The election of Ms. Neal and Messrs. Crandall, Hayford, James, Kellner, Kuester and Martire was effective as of October 26, 2007, while the election of Messrs. Coulter, Neary and Sarma was effective as of November 1, 2007.

Executive Officers of the Registrant

Name and Age (as of February 25, 2008)	Officers
Frank R. Martire Age 60	Mr. Martire is President and Chief Executive Officer of Metavante Technologies, Inc. Mr. Martire has served as Director, President and Chief Executive Officer of Metavante Corporation since March 2003. Mr. Martire has also served as Senior Vice President of Marshall & Ilsley Corporation until November 2007. Mr. Martire serves in various positions of Metavante Technologies, Inc.’s subsidiaries: President, Chief Executive Officer, Chairman, and Manager of Metavante Acquisition Company II LLC and President of NYCE Payments Network, LLC. Mr. Martire was President and Chief Operating Officer of Call Solutions Inc. from 2001 to 2003 and President and Chief Operating Officer, Financial Institution Systems and Services Group, of Fiserv, Inc. from 1991 to 2001. Mr. Martire is a director of Sacred Heart University, Aurora Healthcare and Children’s Hospital Foundation.

Kenneth F. Best Age 37	Mr. Best is Principal Accounting Officer of Metavante Technologies, Inc. Mr. Best is Vice President of Metavante Corporation, and has served as its Corporate Controller since February 2008. Mr. Best previously served as Metavante Corporation’s Chief Accounting Officer from August 2007 to February 2008. Since joining Metavante Corporation in 1999, Mr. Best has held various management positions within the treasury, tax, and financial accounting areas of Metavante Corporation’s Finance Department. Prior to that, Mr. Best was a manager within the Audit and Business Advisory division of Arthur Andersen. Mr. Best is a Certified Public Accountant.

James R. Bolton Age 48	Mr. Bolton is Senior Executive Vice President of Metavante Technologies, Inc. Mr. Bolton has served as Senior Executive Vice President and President, Enterprise Solutions Group of Metavante Corporation since October 2007. Prior to joining Metavante Corporation, Mr. Bolton held several senior management positions at Accenture, most recently as managing partner of Accenture’s financial services and insurance practice.

Name and Age (as of February 22, 2008)	Officers
Frank G. D’Angelo Age 62	Mr. D’Angelo is Senior Executive Vice President of Metavante Technologies, Inc. Mr. D’Angelo has served as Senior Executive Vice President and President, Payment Solutions Group, of Metavante Corporation since September 2004. Mr. D’Angelo joined Metavante Corporation in 1997 as Vice President and General Manager of its EFT and Card Solutions businesses. Mr. D’Angelo serves in various positions of Metavante Technologies, Inc.’s subsidiaries: President, Chairman and Director of BenSoft, Incorporated, Link2Gov Corp., and MBI Benefits, Inc.; President, Chief Executive Officer and Director of Metavante Canada Corporation; Executive Vice President and Director of Metavante Technologies Limited (f/k/a Nomad Payments Limited) and Metavante Limited; Chairman and Director of AdminiSource Communications, Inc., Advanced Financial Solutions, Inc., VECTORsgi, Inc., and Vicor, Inc.; President, Chief Executive Officer, Chief Operating Officer, Chairman, and Director of Printing for Systems, Inc.; President, Chief Executive Officer and Manager of Endpoint Exchange LLC; President, Chief Executive Officer, Chairman, and Manager of TREEV LLC and Valutec Card Solutions, LLC; and Chief Executive Officer, Chairman and Manager of NYCE Payments Network, LLC. Mr. D’Angelo is also Chairman and Director of Everlink Payment Systems, Inc. and Manager of Monitise America, LLC, both joint ventures in which Metavante Corporation participates. Prior to joining Metavante Corporation, Mr. D’Angelo held senior management positions at Diebold Incorporated and Burroughs Corporation. Mr. D’Angelo is a director of the Electronic Funds Transfer Association.

Navroz (Norrie) J. Daroga Age 50	Mr. Daroga is Executive Vice President, Chief Administrative Officer, Chief Compliance Officer and Secretary of Metavante Technologies, Inc. Mr. Daroga has served as Executive Vice President, Chief Risk Officer and Secretary of Metavante Corporation since 2003, Chief Administrative Officer since May 2007 and Chief Privacy Officer since July 2007. Since joining Metavante Corporation in 1997, Mr. Daroga has held various positions, including Vice President and General Counsel, General Manager of Metavante Corporation’s Wealth Management Group, and Senior Vice President, Corporate Development. Mr. Daroga serves in various positions of Metavante Technologies Inc.’s subsidiaries: Executive Vice President and Secretary of AdminiSource Communications, Inc.; Senior Vice President, Secretary and Treasurer of Advanced Financial Solutions, Inc., Kirchman Corporation, MBI Benefits, Inc., Metavante Canada Corporation, Prime Associates, Inc., Printing For Systems, Inc. and VECTORsgi, Inc.; Senior Vice President, Secretary and Manager of Metavante Acquisition Company II LLC; Senior Vice President, Secretary and Director of Metavante Technologies Limited (f/k/a Nomad Payments Limited) and Metavante Limited; Senior Vice President and Secretary of BenSoft, Incorporated, Brasfield Technology, LLC, Endpoint Exchange LLC, GHR Systems, Inc., Link2Gov Corp., Metavante Operations Resources Corporation, NYCE Payments Network, LLC, TREEV LLC, Valutec Card Solutions, LLC, and Vicor, Inc.; Secretary and Treasurer of GHR Systems Canada, Inc.; and Director of Metavante Investments (Mauritius) Limited. Mr. Daroga is also Secretary of Everlink Payment Systems, Inc., a joint venture in which Metavante Corporation participates. Prior to joining Metavante Corporation, Mr. Daroga was a partner at the law firm of Quarles & Brady LLP.

Name and Age (as of February 22, 2008)	Officers
Michael D. Hayford Age 48	Mr. Hayford is Senior Executive Vice President and Chief Operating Officer of Metavante Technologies, Inc. Mr. Hayford has served as a Director and Senior Executive Vice President of Metavante Corporation since September 2004 and as its Chief Operating Officer since May 2006. Mr. Hayford previously served as Metavante Corporation’s Chief Financial Officer and Treasurer from May 2001 to July 2007. Mr. Hayford also has served as a Senior Vice President of Marshall & Ilsley Corporation until November 2007. Mr. Hayford serves in various positions of Metavante Technologies, Inc.’s subsidiaries: Executive Vice President and Director of Advanced Financial Solutions, Inc. and MBI Benefits, Inc.; Executive Vice President, Treasurer and Manager of Brasfield Technology, LLC, Endpoint Exchange LLC, Metavante Acquisition Company II LLC, and TREEV LLC; Executive Vice President and Treasurer of AdminiSource Communications, Inc., BenSoft, Incorporated, GHR Systems, Inc., Link2Gov Corp., NYCE Payments Network, LLC, Valutec Card Solutions, LLC, and Vicor, Inc.; Executive Vice President of Kirchman Corporation, Prime Associates, Inc. and VECTORsgi, Inc.; Senior Vice President and Treasurer of Metavante Operations Resources Corporation; Director of Metavante Investments (Mauritius) Limited; and Vice President of Printing For Systems, Inc. Mr. Hayford is a director of the University of Wisconsin—La Crosse Foundation and West Bend Mutual Insurance.

Kirk T. Larsen Age 36	Mr. Larsen is Treasurer of Metavante Technologies, Inc. Mr. Larsen has served as Treasurer and Vice President of Investor Relations for Metavante Corporation since February 2008. Mr. Larsen previously served as Vice President, Financial Planning, Analysis and Investor Relations of Metavante Corporation from August 2007 to February 2008. Prior to joining Metavante Corporation, Mr. Larsen was Director, Investor Relations and Investments of Rockwell Automation, Inc. since November 2006; Controller, Industrial Components Business of Rockwell Automation, Inc. from February 2006 to November 2006; Controller, Standard Drives Business of Rockwell Automation, Inc. from January 2005 to February 2006; and Director, Financial Reports of Rockwell Automation, Inc. prior thereto.

Donald W. Layden, Jr. Age 50	Mr. Layden is Senior Executive Vice President of Metavante Technologies, Inc. Mr. Layden has served as Senior Executive Vice President–Corporate Development and President, International Group, of Metavante Corporation since 2004. Mr. Layden serves in various positions of Metavante Technologies, Inc.’s subsidiaries: Executive Vice President and Director of Metavante Technologies Limited (f/k/a Nomad Payments Limited) and Metavante Limited; and President and Director of Metavante Operations Resources Corporation. Mr. Layden served as Chief Operating Officer of NuEdge Systems LLC from 2000 to 2002 and as President of NuEdge Systems LLC from 2002 until it was purchased by Metavante Corporation in 2004. Prior to that, Mr. Layden held senior management positions with Fiserv, Inc. and Marshall & Ilsley Corporation and various Marshall & Ilsley Corporation affiliates. Mr. Layden is a director of Firstsource Solutions, Ltd. an India-based public company traded on the National Stock Exchange of India; a trustee of Alverno College; a trustee of the Consuelo Foundation; and a director of United Way of Greater Milwaukee.

Timothy C. Oliver Age 39	Mr. Oliver is Senior Executive Vice President and Chief Financial Officer of Metavante Technologies, Inc. Mr. Oliver has served as Senior Executive Vice President and Chief Financial Officer of Metavante Corporation since July 2007. Prior to joining Metavante Corporation, Mr. Oliver was Vice President and Treasurer of Rockwell Automation, Inc. since May 2004 and Vice President, Investor Relations and Financial Planning of Raytheon Company prior to that. Mr. Oliver is a director of Children’s Hospital and Health System Foundation.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the New York Stock Exchange, (“NYSE”), under the ticker symbol “MV”. When-issued trading of Metavante’s common stock commenced on October 29, 2007 and regular-way trading began on November 2, 2007, the day after the Separation Transaction. Prior to when-issued trading of our common stock on October 29, 2007, there was no established public trading market for our common stock. The following table sets forth the high and low closing sales price of our common stock, as reported by the NYSE:

Period Ended	High	Low
November 2, 2007 to December 31, 2007	$25.25	$21.94

At February 25, 2008 our common stock was held by approximately 18,600 shareholders of record. The closing price of our common stock as of February 25 was $23.20.

Dividends

In connection with the Separation Transaction, Metavante distributed a cash dividend to M&I of $1,665 million. We currently anticipate that we will retain future earnings to support our growth strategy or to repay outstanding debt. We do not anticipate paying regular cash dividends on our common stock in the foreseeable future. Any payment of future cash dividends will be at the discretion of Metavante’s Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, our general financial condition, contractual restrictions—see “Credit Facilities” within Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and general business conditions.

Sales of Unregistered Equity Securities

As previously reported on the Current Report on Form 8-K filed on November 6, 2007, in order to facilitate the structure of the Separation Transaction, on November 1, 2007, Metavante Technologies issued and sold 29,732,214 shares of its Class A common stock, par value $0.01 per share (“Class A Common Stock”) to Warburg Pincus for $625 million. At 12:01 a.m. Eastern Time on November 2, 2007, each share of Class A Common Stock automatically converted into one share of Metavante Technologies common stock, par value $0.01 per share. As a result of the conversion, Warburg Pincus and its affiliates owned 25% of the issued and outstanding shares of the common stock immediately following the conversion.

The above-mentioned shares of Class A Common Stock were issued and sold in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

See Item 1, Business, “General” for a description of the Separation Transaction.

In addition, in connection with the completion of the Separation Transaction, Metavante Technologies entered into a Stock Purchase Right Agreement with Warburg Pincus pursuant to which Warburg Pincus has the right to maintain its 25% interest in the common stock of Metavante Technologies, notwithstanding the exercise of certain employee options outstanding at the time of closing.

Performance Graph

The following graph compares the cumulative total shareholder return on Metavante common stock since November 2, 2007 with the cumulative total return over the same period for the S&P MidCap 400 and a peer group selected by Metavante. The peer group was composed of the following companies: Alliance Data Systems Corporation; DST Systems, Inc.; Fidelity National Informational Services, Inc.; Fiserv, Inc.; Global Payments, Inc.; Heartland Payment Systems, Inc.; Jack Henry & Associates, Inc.; SEI Investments Company; and Total System Services, Inc. The graph assumes that $100 was invested on November 2, 2007 in Metavante common stock, the S&P MidCap 400 and the peer group indices. No cash dividends have been declared on Metavante common stock subsequent to the Separation Transaction. Pursuant to SEC rules, the returns of each of the companies in the peer group are weighted according to the respective company’s stock market capitalization at the beginning of each period for which a return is indicated. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of possible future performance of Metavante common stock.

Item 6.	Selected Financial Data

The following table of selected financial data presents Metavante Technologies, Inc. and its consolidated subsidiaries for the year ended December 31, 2007, and Metavante Corporation and its consolidated subsidiaries for the years ended December 31, 2006, 2005, 2004, and 2003. Metavante Corporation was a wholly-owned subsidiary of M&I until the completion of the Separation Transaction on November 1, 2007. The following data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data, included elsewhere in this Annual Report.

	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Results of operations information:
Total revenue	$1,598,123	$1,504,178	$1,284,997	$1,015,393	$769,632
Income from operations (1)	152,896	271,967	228,515	146,544	74,353
Income before income taxes (1)	120,040	240,483	192,870	125,844	69,733
Income tax expense	70,589	80,359	73,339	49,030	18,558
Net income (1)	49,451	160,124	119,531	76,814	51,175
Net earnings per share (2):
Basic	$0.42	—	—	—	—
Diluted	$0.41	—	—	—	—
Weighted average shares, basic	118,912	—	—	—	—
Weighted average shares, diluted	119,883	—	—	—	—

Financial condition information (at period end):
Current assets	$1,013,508	$940,575	$905,510	$816,719	$516,210
Total assets	3,099,999	3,015,314	2,857,789	2,413,639	1,037,956
Current liabilities	856,457	571,126	647,167	659,597	458,533
Long-term debt and other obligations	1,736,883	982,000	982,386	1,024,348	107,000
Shareholders’ equity	299,351	1,262,134	1,035,667	576,102	391,771

Other information:
Cash flow from operating activities	$345,425	$292,422	$250,332	$211,232	$269,060
Capital expenditures	143,437	109,421	111,972	87,464	103,585
Depreciation	40,520	40,882	40,448	35,659	31,954
Amortization	114,898	103,559	98,686	94,875	96,953

(1)	Fiscal 2007 includes non-cash impairment charges of goodwill and other long-lived assets and non-recurring charges associated with the Separation Transaction. See related Notes in Item 8—Financial Statements and Supplementary Data.

(2)	Weighted average shares for fiscal 2007 was calculated from November 2, 2007 through December 31, 2007, which represents the actual number of days that shares of Metavante’s common stock were publicly traded. Net earnings per share were not calculated for fiscal years 2006, 2005, 2004, and 2003 since Metavante was a wholly-owned subsidiary of M&I.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following section discusses management’s view of the financial condition and results of operations of Metavante Technologies, Inc. and its consolidated subsidiaries as of and for the year ended December 31, 2007. The financial condition as of December 31, 2006 and results of operations for the years ended December 31, 2006 and 2005 are of Metavante Corporation and its consolidated subsidiaries. Metavante Corporation was a wholly-owned subsidiary of M&I until the completion of the Separation Transaction on November 1, 2007. See “Recent Developments” below for a description of the Separation Transaction.

This section should be read in conjunction with the audited Consolidated Financial Statements and related Notes of Metavante Technologies, included elsewhere in this Annual Report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Forward-Looking Statements” and “Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements that could cause results to differ materially from those reflected in such forward-looking statements.

Overview

Metavante delivers banking and payments technologies to over 8,000 financial services firms and businesses worldwide. Metavante products and services drive account processing for deposit, loan and trust systems, image-based and conventional check processing, electronic funds transfer, consumer healthcare payments, electronic presentment and payment, business transformation services, and payment network solutions including the NYCE Network, an ATM/PIN debit network. Metavante’s results of operations are classified into two business segments: the Financial Solutions Group (“FSG”) and the Payment Solutions Group (“PSG”). A description of these segments, along with the results of their operations, is included in “Business Segments.”

Metavante began operations in 1964, providing community and regional banks with dependable, outsourced account processing services with a high level of client service. Since then, Metavante has become a provider of innovative, high-quality products and services to the financial services, commercial and health care insurance industries. Metavante’s overall strategy is to drive revenue and earnings growth by: (1) expanding core banking relationships; (2) identifying and developing business process outsourcing opportunities; (3) expanding services provided to the large bank segment through dedicated relationship management teams focused on the top-50 United States financial institutions, the development of our next-generation global banking platform, and strong point solution product offerings; (4) focusing on emerging payment markets including expanded offerings within government and healthcare payments, and through the development of innovative payment offerings such as mobile financial services; and (5) expanding globally by leveraging existing offerings for international markets and international acquisitions.

Metavante delivered higher revenue in 2007 while successfully navigating the demands of the Separation Transaction and a difficult environment for its bank clients. Metavante’s revenue increased 6% for the year ended December 31, 2007 compared to the year ended December 31, 2006. Metavante’s net income for the year ended December 31, 2007 totaled $49.5 million, which includes $111.5 million of after-tax impairment charges and $13.3 million of after-tax transaction costs associated with the Separation Transaction.

Recent Developments

On November 1, 2007, Metavante, M&I, WPM, L.P., a limited partnership affiliated with Warburg Pincus Private Equity IX, L.P. (“Warburg Pincus”) and others consummated an investment agreement that separated M&I into two publicly-traded companies, M&I and Metavante. The issued and outstanding common stock of Metavante Technologies was distributed 75% to M&I shareholders and the remaining 25% to Warburg Pincus. See Note 2 of the Notes to the Consolidated Financial Statements herein for further information.

Metavante recognized impairment charges totaling $129.5 million for the year ended December 31, 2007. Metavante performed a goodwill test in the fourth quarter due to its recently completed separation from M&I and an adverse change in the business climate for the Image Solutions Division (“Image”) reporting unit, and determined the goodwill as well as certain long-lived assets of Image were impaired. This conclusion was reached based on the results of an updated long-term financial outlook for Image. The financial outlook for Image was reduced due to an underperformance of license sales in the second half of 2007 and a lowering of Image’s financial forecasts for 2008 as part of the annual planning cycle completed in the fourth quarter. In addition, Metavante expects that spending could be constrained by Metavante’s clients due to the current difficult environment faced by financial institutions and the conversion from paper payments to electronic payments could occur quicker than earlier anticipated. After evaluating the reduced financial outlook and its impact on the fair value of Image, Metavante recorded a reduction of $101.1 million in the carrying value of its goodwill, a $6.8 million charge relating to a customer relationship intangible asset and a $7.8 million charge relating to capitalized software. Although this charge is a result of lowered expectations for the business unit, the unit remains strategically important to Metavante and remains a valuable part of Metavante’s comprehensive solution offering.

The remaining impairment charges relate to other long-lived assets and consist of a charge of $6.8 million for a customer relationship intangible asset recorded in connection with the GHR Systems business unit due to lower than expected volumes in the mortgage industry and a charge of $7.0 million relating primarily to capitalized software costs for certain products where Metavante discontinued future marketing efforts on those products. The GHR Systems business unit represents Metavante’s only direct exposure to the mortgage industry and the impairment charge reduces the carrying value of the remaining long-lived asset by approximately half.

On January 10, 2008, Metavante acquired Nomad Payments Limited (“Nomad”) for approximately $58.0 million in cash. Nomad, headquartered in London, United Kingdom, is a leading provider of prepaid and debit card processing and licensed software. Nomad, which has been renamed Metavante Technologies Limited, will operate within the Payment Solutions Group.

On January 16, 2008, Metavante completed the acquisition of BenSoft Incorporated (“BenSoft”), San Diego, California. BenSoft’s RepayMe product is an industry-leading software that provides third-party administrators, health plans and self-administrating employers with an online reimbursement solution for flexible spending accounts, health reimbursement accounts, and health savings accounts. BenSoft will operate within the Payment Solutions Group.

Results of Operations

The following table shows the results of operations of Metavante for the years ended December 31, 2007, 2006, and 2005 (in millions):

	Years ended December 31,
	2007	2006	2005
Selected Financial Information
Revenue	$1,598.1	$1,504.2	$1,285.0
Expenses:
Cost of processing and services	1,062.7	998.0	877.9
Selling, general and administrative	233.4	234.2	178.6
Impairment charges	129.5	—	—
Transaction costs	19.6	—	—

Total expenses	1,445.2	1,232.2	1,056.5

Income from operations	152.9	272.0	228.5
Other non-operating income (expense):
Interest, net	(40.9)	(28.7)	(37.2)
Net gains related to Firstsource	6.9	—	—
Other	1.1	(2.8)	1.6

Income before income taxes	120.0	240.5	192.9
Provision for income taxes	70.5	80.4	73.4

Net income	$49.5	$160.1	$119.5

Key Operating Metrics

Metavante management believes the results of operations expressed as a percentage of revenue provides insight into the trends of the business. The following table shows the results of operations of Metavante for the years ended December 31, 2007, 2006, and 2005, expressed as a percentage of revenue for the respective periods:

	Years ended December 31,
	2007	2006	2005
Selected Financial Information (% of Revenue)
Revenue	100%	100%	100%
Expenses:
Cost of processing and services	66.5%	66.4%	68.3%
Selling, general and administrative	14.6%	15.6%	13.9%
Impairment charges	8.1%	—	—
Transaction costs	1.2%	—	—

Total expenses	90.4%	82.0%	82.2%

Income from operations	9.6%	18.0%	17.8%
Other non-operating income (expense):
Interest, net	(2.6)%	(1.9)%	(2.9)%
Net gains related to Firstsource	0.4%	—	—
Other	0.1%	(0.2)%	0.1%

Income before income taxes	7.5%	15.9%	15.0%
Provision for income taxes	4.4%	5.3%	5.7%

Net income	3.1%	10.6%	9.3%

Non-GAAP Financial Measures

Within this Annual Report, Metavante uses EBITDA, which is a non-GAAP financial measure. Metavante’s management believes this measure is useful for evaluating performance against peer companies within its industry, as well as providing investors with additional transparency to financial measures used by management in its financial and operational decision making. Non-GAAP financial measures should not be considered to be a substitute for the reported results prepared in accordance with GAAP. Metavante’s definition used to calculate non-GAAP financial measures may differ from those used by other companies.

EBITDA is defined as net income before income taxes, interest expense net of interest income, depreciation and amortization. Metavante utilizes EBITDA in the evaluation and determination of the price of potential acquisition candidates, to explain trends in our operating performance and to provide useful information about our ability to incur and service indebtedness. Also, EBITDA was included in the financial covenant applicable to Metavante’s new credit facility. EBITDA, as defined in the financial covenant, also excludes certain non-cash charges, such as impairment charges and stock option expense in addition to the items noted above.

EBITDA has limitations as an analytical tool and should not be considered a substitute for, or more meaningful than, income from operations, net income, cash flows from operating activities or other measures of financial performance prepared in accordance with GAAP. Some of these limitations are: (a) EBITDA does not reflect changes in, or cash requirements for, working capital needs; (b) EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on debt; (c) EBITDA does not reflect income tax expense, or the cash requirement necessary to make income tax payments; and (d) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and EBITDA does not reflect any cash requirements for such capital expenditures. Because of these limitations, EBITDA should not be considered as a principal indicator of Metavante’s performance. Metavante compensates for these limitations by relying primarily on GAAP results and using EBITDA only on a supplemental basis.

The following table shows a reconciliation of net income to EBITDA for the years ended December 31, 2007, 2006, and 2005 (in millions):

	Years ended December 31,
	2007		2006	2005
Net income	$49.5		$160.1	$119.5
Add: Net interest expense	40.9		28.7	37.3
Provision for income taxes	70.5		80.4	73.4
Depreciation and amortization	125.8		117.7	121.1
Acquisition intangible amortization	28.6		26.7	18.0

EBITDA	$315.3	(1)	$413.6	$369.3

(1)	Includes $6.9 million net gain on Firstsource, $129.5 million of impairment charges and $19.6 million of transaction costs.

Description of Revenues and Expenses

Revenue

Metavante’s revenue consists primarily of the following:

Data Processing—Metavante generates a majority of its account and transaction processing fees on services provided under multi-year contracts, primarily with clients in the financial services industry. Various factors influence Metavante’s processing revenue stream including the retention of existing clients, the organic growth of our clients, sales to new clients and cross-sales to existing clients, competition from other services providers, and consolidation in the financial services industry (which can be either favorable or unfavorable depending on whether the client is an acquirer, or is itself acquired). Certain divisions have seasonal patterns in their data processing revenue.

Software Licenses—Metavante licenses certain of its products to clients with in-house capabilities and a preference to manage these products directly versus outsourcing to Metavante in a hosted environment. Various factors influence Metavante’s software sales including product breadth and functionality, new product introductions, competitive pressures and price. Metavante’s software sales exhibit some seasonal patterns typical of the industry, such as relatively stronger quarter-end and year-end sales activity. In addition, software license sales can be unpredictable in nature, thereby creating large changes between periods.

Software Maintenance—The typical software license contract also includes a multi-year maintenance agreement entitling the licensee to support and updates, and generating additional annual revenue at a percentage of the license fee.

Professional Services—Metavante generates revenue from consulting, client support, training, and the conversion of clients’ processing systems to Metavante’s processing system. Existing and new clients will contract for consulting or other services in conjunction with the Metavante account and transaction processing systems they use, or the Metavante licensed applications they run. Various factors influence Metavante’s professional services revenue including the size or complexity of the conversion or product implementation, competition by other consulting firms, and price.

Other Revenue—Metavante generates additional revenue from the production of plastic debit, credit, stored value, health insurance, and transit cards; hardware sales in conjunction with software license contracts; certain pass-through charges, for example postage; and client termination fees. Other revenue may vary from period to period.

Expense

Metavante’s expense consists primarily of the following:

Cost of Processing and Services—Cost of processing and services expenses consist of the operational costs that support the revenue generating activities of Metavante. These costs include computer hardware, software, and telecommunications expenses, as well as costs related to programming development and support, customer service, professional services and consulting, and other direct operating and management expenses associated with the delivery of services. It also includes the cost to purchase merchandise from suppliers for card production, hardware resale, and various pass-through expenses.

Selling, General and Administrative—Selling, general and administrative expenses consist of salaries, benefits and other costs related to sales and marketing personnel, administrative employees and management, the costs of advertising and promotion, insurance, acquisition intangible amortization and other administrative costs.

Impairment Charges—Impairment charges consist of the goodwill charge recorded at the Image Solutions Division reporting unit and the impairment of other intangible assets, including capitalized software and customer relationship assets.

Transaction Costs—Transaction costs consist of expenses associated with the Separation Transaction.

Comparison of the Years ended December 31, 2007 and 2006

Revenue

Revenue increased $93.9 million, or 6%, to $1,598.1 million for the year ended December 31, 2007, compared to $1,504.2 million for the year ended December 31, 2006. This revenue growth was primarily driven by higher volumes in core processing activity and payment transactions. Revenue associated with Metavante’s acquisitions completed in the first quarter of 2007 and the third quarter of 2006 contributed approximately two percentage points of the revenue growth for the year ended December 31, 2007 compared to December 31, 2006. Metavante estimates that total revenue growth for the year ended December 31, 2007 as compared to the year ended December 31, 2006, excluding the acquisitions (“organic revenue growth”) was approximately 4%. To determine the estimated organic growth rate, Metavante adjusts its prior year revenue for the acquisitions as if they had been consummated on January 1 of the prior year.

Cost of Processing and Services

Cost of processing and services increased $64.7 million, or 6%, to $1,062.7 million for the year ended December 31, 2007, compared to $998.0 million for the year ended December 31, 2006. Cost of processing and services, as a percentage of revenue, remained relatively unchanged at 66.5% for the year ended December 31, 2007 compared to 66.4% for the year ended December 31, 2006.

Selling, General and Administrative Expense

Selling, general and administrative expense remained relatively consistent at $233.4 million for the year ended December 31, 2007, compared to $234.2 million for the year ended December 31, 2006. Selling, general and administrative expenses, as a percentage of revenue, decreased to 14.6% for the year ended December 31, 2007, compared to 15.6% for the year ended December 31, 2006. The decrease as a percentage of sales is attributable to continued focus on the containment of costs during 2007 and a legal reserve recorded in 2006.

Impairment Charges

See “Recent Developments” for further information regarding these charges.

Transaction Costs

Costs related to the Separation Transaction totaled $19.6 million for the year ended December 31, 2007. Those costs incurred related primarily to the expense associated with the granting and conversion of equity compensation and legal and other professional fees associated with the Separation Transaction.

Income From Operations

Income from operations decreased $119.1, or 44%, to $152.9 million for the year ended December 31, 2007, compared to $272.0 million for the year ended December 31, 2006. This decrease is attributable to the impairment charge of $129.5 million and transaction costs of $19.6 million recognized during 2007. After adjusting for these items, the remaining increase in income from operations as a percentage of revenue was largely due to efforts by management to control costs and volume leverage.

Net Interest Expense

Interest expense, net of interest income, increased $12.2 million, or 43%, to $40.9 million for the year ended December 31, 2007, compared to $28.7 million for the year ended December 31, 2006. The increase was due to the borrowings in connection with the Separation Transaction.

Net Gains Related to Firstsource

During the year ended December 31, 2007, Metavante recorded $6.9 million in pre-tax gains related to Metavante’s investment in Firstsource. See Note 1-Basis of Presentation and Summary of Significant Accounting Policies in Notes to Consolidated Financial Statements for further information. Metavante believes that additional gains and/or losses from Firstsource equity activities could be recorded in future periods.

Other Non-Operating Income (Expense)

Other non-operating income was $1.1 million for the year ended December 31, 2007, compared to expense of $2.8 million for the year ended December 31, 2006. These amounts related primarily to the portion of earnings attributable to the minority shareholders of Metavante’s Everlink and Monitise subsidiaries and Metavante’s share of earnings relating to its investment in Firstsource. These amounts can vary between periods depending on the performance of the respective businesses.

Provision for Income Taxes

The provision for income taxes was $70.5 million for the year ended December 31, 2007, compared to $80.4 million for the year ended December 31, 2006. The effective tax rate was 58.8% for the year ended December 31, 2007, compared to 33.4% for the year ended December 31, 2006. The tax rate for the year ended December 31, 2007, increased as only a small portion of the $101.1 million goodwill impairment charge is deductible for tax purposes. The year ended December 31, 2006, includes income tax benefits that were recognized for the integration and realignment of Metavante subsidiaries that resulted in a lower provision for income taxes.

Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA)

EBITDA decreased $98.3 million, or 24%, to $315.3 million for the year ended December 31, 2007, compared to $413.6 million for the year ended December 31, 2006. The year ended December 31, 2007 includes a $6.9 million net gain on Firstsource, $129.5 million in impairment charges and $19.6 million in transaction costs. Excluding these items, the increase in EBITDA, as a percentage of revenue, was due to efforts by management to control costs and volume leverage.

Comparison of the Years ended December 31, 2006 and 2005

Revenue

Revenue increased $219.2 million, or 17%, to $1,504.2 million for the year ended December 31, 2006, compared to the $1,285.0 million for the year ended December 31, 2005. Revenue growth was due to revenue associated with acquisitions and higher transaction volumes in core processing and payment processing activities. Revenue associated with the three acquisitions completed in 2006 and a full year of revenue from the six acquisitions completed in 2005 contributed a significant portion of the revenue growth in 2006 compared to 2005. Metavante estimates that total revenue growth for the year ended December 31, 2006, compared to the year ended December 31, 2005, excluding the acquisitions (“organic revenue growth”) was approximately 7%. To determine the estimated organic revenue growth rate, Metavante adjusts its prior year revenue for the acquisitions as if they had been consummated on January 1 of the prior year.

Cost of Processing and Services

Cost of processing and services increased $120.1 million, or 14%, to $998.0 million for the year ended December 31, 2006, compared to $877.9 million for the year ended December 31, 2005. The three businesses acquired in 2006 and the six businesses acquired in 2005 contributed $99.0 million to the expense growth in 2006 compared to 2005. Cost of processing and services, as a percentage of revenue, was 66.4% for the year ended December 31, 2006, compared to 68.3% for the year ended December 31, 2005. The decrease, as a percent of revenue, resulted from management efforts to achieve economies in processing and services costs across various products and the impact of the acquired companies, which, in aggregate had a lower cost of processing and services as a percent of revenue compared to the on-going businesses.

Selling, General and Administrative Expense

Selling, general and administrative expenses increased $55.6 million, or 31%, to $234.2 million for the year ended December 31, 2006, compared to $178.6 million for the year ended December 31, 2005. Selling, general and administrative expenses, as a percentage of revenue, were 15.6% for the year ended December 31, 2006, compared to 13.9% for the year ended December 31, 2005. The increase in selling, general and administration expense, as a percentage of revenue, was driven by increases in sales and business development costs, largely in the on-going businesses, an increase in amortization of intangible assets related to the acquisitions, and higher sales and marketing expenses, as a percent of revenue, in certain of the acquired businesses.

Income from Operations

Income from operations increased $43.5 million, or 19%, to $272.0 million for the year ended December 31, 2006, compared to $228.5 million for the year ended December 31, 2005. Income from operations, as a percentage of revenue, stayed relatively unchanged at 18.1% for the year ended December 31, 2006, as compared to 17.8% for the year ended December 31, 2005.

Net Interest Expense

Interest expense, net of interest income, decreased $8.7 million, or 23%, to $28.6 million and $37.3 million for the years ended December 31, 2006 and 2005, respectively. The decrease was due to higher interest income resulting from higher cash and cash equivalents during the year ended December 31, 2006, as compared to the year ended December 31, 2005.

Other Non-Operating Income (Expense)

Other non-operating expense was $2.8 million for the year ended December 31, 2006, compared to income of $1.6 million for the same period in 2005. These amounts related primarily to the portion of earnings attributable to the minority shareholders of Metavante’s Everlink Payment Services, Inc. (“Everlink”) subsidiary. In 2006, Everlink had net income, therefore the minority shareholder portion of earnings was a non-operating expense to Metavante. In 2005, Everlink incurred a net loss, therefore the minority shareholder portion of the earnings was non-operating income to Metavante.

Provision for Income Taxes

The provision for income taxes was $80.4 million for the year ended December 31, 2006, compared to $73.4 million for the year ended December 31, 2005. The effective tax rate for the year ended December 31, 2006, was 33.4%, compared to 38.0% for the year ended December 31, 2005. During 2006, an income tax benefit was recognized for the integration and realignment of Metavante’s subsidiaries that resulted in a lower provision for income taxes. In addition, the lower effective tax rate in 2006 reflected an increased tax benefit from programs that are eligible for federal and state income tax credits.

Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA)

EBITDA increased $44.3 million, or 12%, to $413.6 million for the year ended December 31, 2006, as compared to $369.3 million for the year ended December 31, 2005. EBITDA associated with the three acquisitions completed in 2006, and a full year of EBITDA from the six acquisitions completed in 2005, contributed a significant portion of the EBITDA growth in 2006 compared to 2005. The decrease in EBITDA, as a percentage of revenue, was primarily driven by increases in sales and business development costs as previously discussed.

Business Segments

Metavante provides a full array of technology products and services for the financial services industry. Metavante’s results of operations are classified into two business segments: FSG and PSG. FSG and PSG are strategic business units through which Metavante offers different products and services. During 2007, Metavante changed certain management reporting and the way it views its business. Metavante considered these changes as part of its normal assessment of its business. Metavante transferred its Image Solutions business from the FSG segment to the PSG segment. Segment reporting for all previous periods have been revised to reflect this change. A further description of each of our business segments along with the Corporate services area follows:

FSG—The Financial Solutions Group includes the following solution sets: banking, commercial treasury, eBanking, risk and compliance, sales and service, and wealth management. FSG offers a comprehensive suite of technology and business services that are critical to a financial institution’s ability to attract, expand and service existing and prospective customers.

PSG—The Payment Solutions Group includes the following solution sets: acquiring, issuing, image, payment network, ePayment, and healthcare payment. PSG offers a comprehensive suite of payment products and services, including credit, debit and prepaid card management and national payments networks.

Corporate—Net Corporate/other expenses include human resources, legal, finance and accounting, acquisition intangible amortization, transaction related costs, impairment charges and various other unallocated overhead charges. These costs are not allocated to the segments when Metavante management evaluates segment performance.

Metavante evaluates the performance of its segments based on their respective revenues and segment operating income. The following table shows summarized financial information for each of Metavante’s two business segments for the years ended December 31, 2007, 2006, and 2005:

	FSG	PSG	Total
	(in millions)
Year ended December 31, 2007
Revenue	$636.2	$961.9	$1,598.1
Expenses	481.6	685.1	1,166.7

Segment Operating Income	$154.6	$276.8	431.4

Net Corporate/Other Expenses			311.4

Income Before Income Taxes			$120.0

Year ended December 31, 2006
Revenue	$614.5	$889.7	$1,504.2
Expenses	470.1	632.9	1,103.0

Segment Operating Income	$144.4	$256.8	401.2

Net Corporate/Other Expenses			160.7

Income Before Income Taxes			$240.5

Year ended December 31, 2005
Revenue	$545.1	$739.9	$1,285.0
Expenses	440.9	516.3	957.2

Segment Operating Income	$104.2	$223.6	327.8

Net Corporate/Other Expenses			134.9

Income Before Income Taxes			$192.9

Comparison of the Years Ended December 31, 2007 and December 31, 2006

Revenue

Revenue for FSG increased $21.7 million, or 4%, to $636.2 million for the year ended December 31, 2007, as compared to $614.5 million the year ended December 31, 2006. The revenue growth was driven by higher core processing activity.

Revenue for PSG increased $72.2 million, or 8%, to $961.9 million for the year ended December 31, 2007, as compared to $889.7 million for the year ended December 31, 2006. Revenue growth was driven by higher payment transaction volumes and acquisitions completed in the first quarter of 2007 and the third quarter of 2006.

Expenses

Expenses for FSG increased $11.5 million, or 2%, to $481.6 million for the year ended December 31, 2007, compared to $470.1 million for the year ended December 31, 2006. Expenses as a percentage of revenue were 75.7% for 2007, compared to 76.5% for 2006. This reduction in expenses as a percentage of revenue was driven by volume leverage, cost productivity and a favorable revenue mix.

Expenses for PSG increased $52.2 million, or 8%, to $685.1 million for the year ended December 31, 2007, compared to $632.9 million for the year ended December 31, 2006. Expenses as percentage of revenue were 71.2% for 2007, compared to 71.1% for 2006. This slight increase in expenses as a percentage of revenue was driven by unfavorable revenue mix and inflation, which offset cost productivity and volume leverage.

Net corporate/other expenses increased $150.7 million to $311.4 million for the year ended December 31, 2007, compared to $160.7 million for the year ended December 31, 2006. Details of Metavante’s net corporate/other expenses for the year ending December 31, 2007 is included below (in millions):

Year Ended December 31, 2007

Corporate/other expenses	$95.4
Acquisition intangible amortization	28.6
Impairment charges	129.5
Transaction-related costs	23.9
Net gains relating to Firstsource	(6.9)
Interest expense-net	40.9

$311.4

Impairment charges totaling $129.5 million and transaction-related costs totaling $23.9 million accounted for the entire increase between years. Metavante management excluded these costs from segment operating income for purposes of evaluating the financial results of the groups. Transaction-related costs include transaction costs of $19.6 million and $5.4 million of expense relating to the non-recurring immediate vesting of a portion of initial options granted after the Separation Transaction, partially offset by one-time expense reductions relating to M&I benefit allocations.

Segment Operating Income

Segment operating income for FSG increased $10.2 million, or 7%, to $154.6 million for the year ended December 31, 2007, compared to $144.4 million for the year ended December 31, 2006. Segment operating margin was 24.3% in 2007 compared to 23.5% in 2006. This increase in segment margin was driven by lower expenses as a percentage of revenue as discussed above.

Segment operating income for PSG increased $20.0 million, or 8%, to $276.8 million for the year ended December 31, 2007, compared to $256.8 million for the year ended December 31, 2006. Segment operating margin was 28.8% for 2007, compared to 28.9% for 2006. This slight decline in margin is driven by increased expenses as a percentage of revenue as discussed above.

Comparison of the Years Ended December 31, 2006 and December 31, 2005

Revenue

Revenue for FSG increased $69.4 million, or 13%, to $614.5 million for the year ended December 31, 2006, as compared to $545.1 million for the year ended December 31, 2005. Revenue associated a full year of revenue from the FSG acquisitions completed in 2005 contributed $40.9 million of the revenue growth in 2006 compared to 2005. The remaining revenue increase was attributable to higher transaction volumes in core processing activity and electronic banking.

Revenue for PSG increased $149.8 million, or 20%, to $889.7 million for the year ended December 31, 2006, as compared to $739.9 million for the year ended December 31, 2005. Revenue associated with the PSG acquisitions completed in 2006 and a full year of revenue from the PSG acquisitions completed in 2005 contributed $123.5 million of the revenue growth in 2006 compared to 2005. The remaining increase was attributable to higher volumes in debit, credit and prepaid card processing.

Expenses

Expenses for the FSG increased $29.2 million, or 7%, to $470.1 million for the year ended December 31, 2006, compared to $440.9 million for the year ended December 31, 2005. A full year of expenses in 2006 from the FSG acquisitions completed in 2005 contributed the entire growth in expense between years. Expenses as a percentage of revenue were 76.5% for 2006, compared to 80.9% for 2005. FSG was able to leverage existing resources to reduce the expenses as a percentage of revenue.

Expenses for PSG increased $116.6 million, or 23%, to $632.9 million for the year ended December 31, 2006, compared to $516.3 million for the year ended December 31, 2005. A full year of expenses from the PSG acquisitions completed in 2006 and a full year of expenses from the PSG acquisitions completed in 2005 contributed $99.8 million of the expense growth between years. Expenses as percentage of revenue were 71.1% for 2006, compared to 69.8% for 2005. This increase in expenses as a percentage of revenue was driven by a higher cost structure in some of the acquired companies.

Net corporate/other expenses represent the cost of overhead activities not allocated back to the two operating segments. Expenses for the Corporate segment increased $25.8 million, or 19%, to $160.7 million for the year ended December 31, 2006, compared to $134.9 million for the year ended December 31, 2005. This increase was driven by the addition of overhead costs associated with the acquired companies and growth in the overhead activities supporting the on-going businesses of Metavante.

Segment Operating Income

Segment operating income for FSG increased $40.2 million, or 39%, to $144.4 million for the year ended December 31, 2006, compared to $104.2 million for the year ended December 31, 2005. Segment operating margin was 23.5% in 2006 compared to 19.1% in 2005. This increase in segment margin was driven by lower expenses as a percentage of revenue as discussed above.

Segment operating income for PSG increased $33.2 million, or 15%, to $256.8 million for the year ended December 31, 2006, compared to $223.6 million for the year ended December 31, 2005. Segment operating margin was 28.9% for 2006, compared to 30.2% for 2005. This decline in margin is driven by a higher cost structure at the acquired companies as discussed above.

Liquidity and Capital Resources

Metavante broadly defines liquidity as its ability to generate sufficient cash flow from operating activities to meet its obligations and commitments. In addition, liquidity includes the ability to obtain appropriate debt and equity financing. The primary source of cash over the past three years has been from funds provided by operating activities and the issuance of debt. The primary uses of cash during the past three years were acquisitions and capital expenditures and, for the fiscal year 2007, the cash dividend paid in connection with the Separation Transaction.

The following table shows Metavante’s sources and uses of funds for the fiscal years ended December 31, 2007, 2006, and 2005 (in millions):

	Years Ended December 31,
	2007	2006	2005
Cash provided from operating activities	$345.4	$292.4	$250.3
Cash used in investing activities	(337.0)	(108.0)	(200.6)
Cash used in financing activities	(170.1)	(48.2)	(14.9)
Effect of exchange rate changes on cash and cash equivalents	3.0	—	—

Net increase in cash and cash equivalents	$(158.7)	$136.2	$34.8

Cash Provided by Operating Activities

Net cash provided by operating activities during the year ended December 31, 2007 increased by $53.0 million to $345.4 million, compared to $292.4 million for the year ended December 31, 2006. This increase was driven by higher earnings (excluding non-cash impairment charges) and an increase in the net change in working capital assets and liabilities between years.

Net cash provided by operating activities increased by $42.1 million to $292.4 million in 2006 from $250.3 million in 2005 primarily due to increased net earnings of $40.6 million from 2005 to 2006. Net cash provided by operating activities increased due to higher earnings between years, partially offset by a decrease of $15.4 million driven from the net change in working capital assets and liabilities between years.

Cash Used by Investing Activities

Net cash used by investing activities during the year ended December 31, 2007 increased by $229.0 million to $337.0 million compared to $108.0 million for the year ended December 31, 2006. Net cash used in investing activities was impacted by higher capital expenditures of $34.0 million, primarily due to investment in the Global Banking platform made during 2007. In addition, the funds provided by processing certain types of transactions where money is collected from Metavante’s clients until the payment is made to appropriate payees increased $208.5 million for the year ended 2007 compared to 2006. This amount can vary significantly from period to period. The funds used for acquisitions decreased $26.8 million for the year ended December 31, 2007 compared to the year ended December 31, 2006. The remaining increase of $13.2 million is driven by the maturity of $80.0 million of investments in 2006 partially offset by a $66.8 million equity investment in Firstsource in 2006. Neither of these events occurred during 2007.

Net cash used by investing activities decreased by $92.6 million to $108.0 million in 2006 compared to $200.6 million in 2005. In 2005, Metavante purchased $80.0 million of investments. These investments matured in 2006, providing $80.0 million of cash. This created a decrease in cash used in investing activities of $160.0 million from 2006 to 2005, which was partially offset by the $66.8 million investment in Firstsource in 2006.

Cash Used by Financing Activities

In 2007, there were significant cash inflows and outflows related to the Separation Transaction. The following table summarizes those amounts (in millions):

Proceeds from issuance of debt	$1,750.0
Proceeds from issuance of stock	625.0
Dividend paid to M&I	(1,665.0)
Repayment of debt	(982.0)
Payment of debt and equity issuance costs	(46.1)

Net outflows resulting from Separation Transaction	$(318.1)

This net outflow was partially offset by a $142.5 million change in bill payment float as described in Note 1 of the Notes to Consolidated Financial Statements of Metavante included elsewhere within this report. This amount can vary significantly from period to period.

Net cash used by financing activities increased by $33.3 million to $48.2 million for 2006 from $14.9 million for 2005. The increase was primarily attributable to $72.5 million of lower capital contributions received from M&I and the minority shareholder of Everlink. The contributions were used for acquisition activity and Metavante had a lower amount of acquisition activity in 2006 compared to 2005. This was partially offset by the repayment of $40.0 million of debt to M&I in 2005.

Free Cash Flow

Within this Annual Report, Metavante uses free cash flow as a non-GAAP financial measure. Metavante evaluates its liquidity based upon its free cash flow, defined as cash provided by operating activities less capital expenditures. Metavante’s management believes that free cash flow provides useful information to investors regarding Metavante’s ability to generate cash from business operations that is available for acquisitions, other investments and debt service. Non-GAAP financial measures should not be considered to be a substitute for the reported results prepared in accordance with GAAP. Free cash flow should not be considered as a principal indicator of Metavante’s performance. Metavante uses free cash flow only on a supplemental basis. Metavante’s definition of free cash flow may differ from definitions used by other companies.

The following is a reconciliation of cash provided from operating activities to free cash flow (in millions):

	Years ended December 31,
	2007	2006	2005
Net cash provided from Operating Activities	$345.4	$292.4	$250.3
Less capital expenditures:
Premises and equipment	43.2	37.4	44.2
Software and conversions	100.2	72.0	67.8

Free cash flow	$202.0	$183.0	$138.3

Free cash flow increased $19.0 million, or 10%, to $202.0 million for the year ended December 31, 2007, compared to $183.0 million for the year ended December 31, 2006. This increase was driven by higher earnings (excluding non-cash impairment charges) and an increase in the net change in working capital assets and liabilities between years, partially offset by higher capital expenditures between years. The higher capital expenditures are driven by Metavante’s investment in its Global Banking platform.

Free cash flow increased $44.7 million, or 32%, to $183.0 million for the year ended December 31, 2006, compared to $138.3 million for the year ended December 31, 2005. This increase was driven by higher earnings between years, partially offset by a decrease of $15.4 million driven from the net change in working capital assets and liabilities between years.

Credit Facilities

Prior to the Separation Transaction, Metavante used M&I for certain of its borrowing needs, primarily related to Metavante’s acquisitions. Metavante had $982.0 million of outstanding debt with M&I for the entire year of 2006 and the first ten months of 2007. The borrowings were five-year agreements with interest paid monthly and principal due at the end of the debt agreement. The interest rate was fixed over the term of the loans. The weighted average interest rate for 2006 on the $982.0 million was 4.40%.

On November 1, 2007, Metavante entered into a credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent, Lehman Commercial Paper Inc. and Baird Financial Corporation, as Documentation Agents, Morgan Stanley Senior Funding Inc., as Syndication Agent, and the several lenders from time to time parties thereto (the “Credit Agreement”). The Credit Agreement provides for a term loan facility in an aggregate principal amount of $1.75 billion and a revolving credit facility in an aggregate principal amount of $250 million. Metavante Technologies, Metavante, and each domestic subsidiary of Metavante guarantee Metavante’s obligations under the Credit Agreement.

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

Amounts drawn under the term loan facility initially bore annual interest at 3-month LIBOR rate plus a margin of 1.75% (6.66% at December 31, 2007). Amounts drawn under the revolving credit facility bear annual interest at either an adjusted LIBOR rate plus 1.625%, or an alternate base rate plus a margin of 0.625%. There were no borrowings under the revolving credit facility between November 1, 2007 and December 31, 2007. On and after the first date on which financial statements are delivered to the lenders (which will occur after the completion of the first fiscal quarter of Metavante Technologies after November 1, 2007), interest rate margins will be determined pursuant to a pricing grid based on Metavante’s consolidated leverage ratio: amounts drawn under the term loan facility will bear annual interest at either an adjusted LIBOR rate plus a margin ranging from 1.625% to 1.75%, or an alternative base rate plus a margin ranging from 0.625% to 0.75%; amounts drawn under the revolving credit facility will bear annual interest at either an adjusted LIBOR rate plus a margin ranging from 1.375% to 1.625%, or an alternate base rate plus a margin ranging from 0.375% to 0.625%.

Metavante’s obligations under the Credit Agreement are secured by a first priority security interest in substantially all of the assets of Metavante and each domestic subsidiary of Metavante (whether now owned or subsequently acquired) including: (i) a pledge of all of the capital stock of Metavante, (ii) a pledge of all the capital stock or equity interests held by Metavante Technologies, Metavante or any subsidiary guarantor of Metavante (which pledge, in the case of any first-tier foreign subsidiary, is limited to 100% of the non-voting stock (if any) and 65% of the voting stock of such first-tier subsidiary), (iii) security interests in, and mortgages on, all owned real property and equipment of Metavante and its domestic subsidiaries, and (iv) security interests in substantially all personal property of Metavante and each domestic subsidiary of Metavante, including inventory, accounts receivable, investment property, intellectual property, other general intangibles, intercompany notes and proceeds of the foregoing, in each case, with certain exceptions, pursuant to a security agreement (the “Guarantee and Collateral Agreement”) made by Metavante Technologies, Metavante and its domestic subsidiaries on November 1, 2007.

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

The Credit Agreement contains a number of covenants restricting, among other things, dividends, liens, sale-leaseback transactions, loans and investments, debt, guarantees, hedging arrangements, mergers and acquisitions, asset sales, transactions with affiliates, changes in fiscal year, prepayments and modifications of subordinated debt instruments, and changes in lines of business. The Credit Agreement contains customary events of default. Metavante was in compliance with all covenants as of December 31, 2007.

The Credit Agreement contains a covenant prohibiting Metavante from exceeding a total leverage ratio test as of the last day of any period of four consecutive quarters ending during the periods set forth below:

Period	Consolidated Leverage Ratio
January 1, 2008 – June 30, 2008	5.00 : 1.00
July 1, 2008 – September 30, 2008	4.75 : 1.00
October 1, 2008 – March 31, 2009	4.50 : 1.00
April 1, 2009 – September 30, 2009	4.25 : 1.00
October 1, 2009 – March 31, 2010	4.00 : 1.00
April 1, 2010 – December 31, 2010	3.75 : 1.00
January 1, 2011 and thereafter	3.50 : 1.00

The covenant will apply commencing with the fiscal quarter ending March 31, 2008, irrespective of whether any amounts are drawn under the revolving credit facility. Metavante Technologies expects to be in compliance with the consolidated leverage ratio covenant. The consolidated leverage ratio is the ratio of consolidated total net debt to credit agreement EBITDA. Consolidated total net debt is defined as the aggregate principal amount of all indebtedness of Metavante and its subsidiaries determined on a consolidated basis in accordance with GAAP net of unencumbered and unrestricted cash and cash equivalents. Credit agreement EBITDA is consolidated net income plus income tax expense, net interest expense, amortization of debt issuance costs, depreciation and amortization expense, and certain other non-cash charges included in computing consolidated net income, including, among others, any impairment charge or asset write-off related to intangible assets, long-lived assets, and investments in debt and equity securities pursuant to GAAP, all losses from investments recorded using the equity method, non-cash stock-based awards compensation, fees, costs and expenses incurred as part of transactions, and extraordinary, unusual or non-recurring cash expenses, cash losses or cash charges included in EBITDA for any period provided they do not exceed 5% of consolidated EBITDA for such a period.

The Credit Agreement provides for customary events of default, including non-payment of principal, interest or fees, violation of covenants, material inaccuracy of representations or warranties, specified cross defaults to other material indebtedness, certain bankruptcy events, certain ERISA events, material invalidity of guarantees or security interests, material judgments, change in passive holding company status of Metavante Technologies and change of control. The occurrence of an event of default would permit the holders of the defaulted debt to declare all commitments under the credit facility terminated and all amounts outstanding with respect to that debt immediately due and payable. In addition, upon an event of default, interest will accrue at a rate of 2% per year in excess of the rate otherwise applicable to the loan or other overdue amount.

On November 26, 2007, Metavante entered into amortizing interest rate swaps with an initial notional value of $1.2 billion to mitigate the variability of cash flows in interest payments related to its variable rate debt. The swaps will have a notional value of $1.2 billion through February 2010; $0.8 billion through February 2011; and $0.4 billion through February 2012. Metavante will pay a fixed interest rate of 3.865% per annum and receive 3-month LIBOR, with settlement dates of February 1, May 1, August 1, and November 1. The swap will mature on February 1, 2012. Changes in the cash flows of the interest rate swap are expected to highly offset the changes in cash flows (i.e. changes in interest rate payments) attributable to fluctuations in 3-month LIBOR on the variable-rate debt. This swap effectively fixes Metavante’s rate on the initial $1.2 billion of debt at 5.615%. The interest rate swap qualifies for hedge accounting in accordance with SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” as a cash flow hedge.

On January 30, 2008, Metavante entered into an interest rate swap with a notional value of $200.0 million with an effective date of February 1, 2008 and a termination date of February 1, 2012. Metavante will pay a fixed interest rate of 3.436% per annum and receive 3-month LIBOR, with settlement dates of February 1, May 1, August 1 and November 1. This swap effectively fixes Metavante’s rate on an additional $200.0 million of debt at 5.186%. The interest rate swap qualifies for hedge accounting in accordance with SFAS 133 as a cash flow hedge. Changes in the cash flows of the interest rate swap are expected to highly offset the changes in cash flows (i.e. changes in interest rate payments) attributable to fluctuations in 3-month LIBOR on the variable-rate debt.

The following is a summary of Metavante’s credit ratings as of December 31, 2007:

Credit Rating Agency	Corporate Rating	Debt Rating	Outlook
Standard & Poor’s	BB	BB	Stable
Moody’s	Ba2	Ba2	Stable

Contractual Obligations

Metavante’s primary contractual cash obligations have historically been long-term debt, operating leases including rent agreements and purchase obligations. The majority of Metavante’s operating leases are for facilities.

The following table is a summary of Metavante’s contractual cash obligations and commitments outstanding by future payment dates at December 31, 2007 (in millions):

	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt, including interest obligations (1)	$121.5	$249.6	$257.4	$1,889.5	$2,518.0
Operating leases	24.2	35.1	16.2	30.1	105.6
Purchase obligations (2)	90.2	36.6	—	—	126.8
Other obligations:
Postretirement benefit obligations	—	0.1	0.3	7.7	8.1
Commitments for capital expenditures	18.0	22.0	—	—	40.0

Total	$253.9	$343.4	$273.9	$1,927.3	$2,798.5

Note:	The timing of settlement of Metavante’s FIN 48 liabilities cannot reasonably be determined and are not included in the above table of contractual obligations. The total obligation as of December 31, 2007 is $12.0 million. See Note 10 to the Consolidated Financial Statements of Metavante for additional information on FIN 48.

(1)	See “Credit Facilities” discussion herein for a description of Metavante’s long-term borrowings. The amounts shown in the table include interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based upon rates in effect at December 31, 2007. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.

(2)	Purchase obligations reflect legally binding agreements entered into by Metavante to purchase goods that specify minimum quantities to be purchased.

Metavante believes that its existing cash balances, cash flows from operations and borrowing programs will provide adequate sources of liquidity and capital resources to meet Metavante’s expected short-term liquidity needs and its long-term needs for the operations of its business, expected capital spending for the next 12 months and the foreseeable future and the satisfaction of these obligations and commitments.

Off-Balance Sheet Financing Arrangements

At December 31, 2007 and 2006, Metavante had no off-balance sheet arrangements.

Inflation

Management believes that inflation currently does not have a material impact on Metavante’s results of operations. However, there may be instances where Metavante’s cost of labor increases due to inflation and those costs are not charged back to Metavante’s customers.

Critical Accounting Policies

Metavante has established various accounting policies that govern the application of accounting principles generally accepted in the United States in the preparation of Metavante’s consolidated financial statements. Metavante’s significant accounting policies are described in the Notes to the Consolidated Financial Statements contained herein. Certain accounting policies involve significant judgments and assumptions by management that may have a material impact on the carrying value of certain assets and liabilities. Management considers such accounting policies to be critical accounting policies. The judgments and assumptions used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of judgments and assumptions made by management, Metavante’s actual results could differ from these judgments and estimates which could have a material impact on the carrying values of assets and liabilities and the results of the operations. Management considers the following to be those accounting policies that require significant judgments and assumptions:

Capitalized Software

Direct costs associated with the production of computer software that will be licensed externally or used in a service bureau environment are capitalized. Capitalization of such costs is subject to strict accounting policy criteria as governed by SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” or with SOP No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, although the appropriate time to initiate capitalization requires management judgment. Once the specific capitalized project is put into production, the software cost is amortized over its estimated useful life, generally four years. Each quarter, Metavante performs net realizable value tests to ensure the assets are recoverable. Such tests require management judgment as to the future sales and profitability of a particular product which involves, in some cases, multi-year projections. Technology changes and changes in customer requirements can have a significant impact on the recoverability of these assets and can be difficult to predict. Should significant adverse changes occur, estimates of useful life may have to be revised or write-offs would be required to recognize impairment. For the year ended December 31, 2007 and 2006, the amount of software costs capitalized amounted to $50.6 million and $47.1 million, respectively. Amortization expense of software costs amounted to $57.0 million (excluding impairments) and $52.8 million for the years ended December 31, 2007 and 2006, respectively. As described in the Notes to the Consolidated Financial Statements contained herein, Metavante recorded an impairment charge relating to capitalized software in the amount of $10.4 million for the year ended December 31, 2007.

Net unamortized costs, which are included in net capitalized software and conversions in the Consolidated Balance Sheets, were $134.5 million and $144.1 million as of December 31, 2007 and 2006, respectively.

Revenue Recognition

The following describes our primary types of revenues and our revenue recognition policies as they pertain to the types of transactions we enter into with our customers.

We enter into arrangements with customers to provide services, software and software-related services such as post-contract customer support and implementation and training either individually or as part of an integrated offering of multiple products and services. The revenues for services provided under these multiple element arrangements are recognized in accordance with the applicable revenue recognition accounting principles as further described below.

Account processing and related revenues are recognized as services are performed in accordance with the SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”) and related interpretations. SAB 104 sets forth guidance as to when revenue is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed or determinable; and (4) collectability is reasonably assured.

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

Revenues attributable to the licensing of software are generally recognized upon delivery and performance of certain contractual obligations, provided that no significant vendor obligations remain and collection of the resulting receivable is deemed probable. In the event that significant vendor obligations exist, revenue is deferred until Metavante satisfies the obligations. In order to recognize license revenue, each element of an arrangement, or contract, must meet the following four criteria: persuasive evidence of an arrangement exists; delivery has occurred; the fee is fixed or determinable; and collection is probable. If one or more of these criteria has not been satisfied, revenue is deferred until all criteria have been satisfied. License sales requiring an installation of the software are recognized based on the percentage of completion method.

Metavante’s software license agreements generally include multiple products and services or “elements.” Statement of Position (“SOP”) 97-2, “Software Revenue Recognition, as amended”, requires revenue earned from software arrangements involving multiple elements to be allocated to each element based on vendor-specific objective evidence (“VSOE”) of fair value. The allocation of revenue requires management to make certain judgments and estimates related to fair value of each element. Fair value is determined for license fees based upon the price charged when sold separately or, if the product is not yet sold separately, the price determined by management with relevant authority. In the event Metavante determines that VSOE does not exist for one or more of the delivered elements of a software arrangement, but does exist for all of the undelivered elements, revenue is recognized using the residual method allowed by SOP 98-9, “Software Revenue Recognition, with Respect to Certain Transactions”. Under the residual method, a residual amount of the total arrangement fee is recognized as revenue for the delivered elements after the established fair value of all undelivered elements has been deducted.

Revenues from software maintenance fees for ongoing client support and product updates are deferred and recognized ratably over the term of the maintenance period.

Buyout revenues are generally recognized upon the completion of deconversion of a client’s processing system and satisfaction of all obligations of Metavante.

Hardware revenue is recognized upon delivery to the customer, when title and risk of loss are transferred. In certain cases, Metavante does not stock in inventory the hardware products sold, but arranges for third-party suppliers to drop-ship the products to customers on Metavante’s behalf. For these transactions, Metavante follows the guidance provided in Emerging Issues Task Force Issue (“EITF”) No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”. Based upon the indicators provided within this consensus, Metavante records the revenue related to the drop-ship transactions on a gross basis and the related costs are included in cost of processing and services. Metavante also remarkets maintenance contracts on hardware to its customers. Hardware maintenance revenue is recognized ratably over the agreement period.

Goodwill and Other Intangible Assets

Metavante has significant intangible assets that were acquired through business acquisitions. These assets consist of purchased customer relationships, trademarks, and the excess of purchase price over the fair value of identifiable net assets acquired (“goodwill”). The determination of estimated useful lives and the allocation of the purchase price to the fair values of the intangible assets require significant judgment and may affect the amount of future amortization on the intangible assets other than goodwill.

As of December 31, 2007 and 2006, goodwill was $1,281.5 million and $1,330.2 million, respectively. The process of determining whether or not an asset, such as goodwill, is impaired or recoverable relies on projections of future cash flows, operating results and market conditions. Such projections are inherently uncertain and, accordingly, actual future cash flows may differ materially from projected cash flows. In evaluating the recoverability of goodwill, we perform an annual goodwill impairment test on our reporting units based on an analysis of the discounted future net cash flows generated by the reporting units’ underlying assets. We completed our annual goodwill impairment test on our reporting units as of June 30, 2007 and determined that each of our reporting units had a fair value in excess of its carrying value. Metavante performed an additional goodwill test in the fourth quarter due to its recently completed separation from M&I and an adverse change in the business climate for the Image Solutions Division (“Image”) reporting unit, and determined the goodwill as well as certain long-lived assets of Image were impaired. The financial outlook for Image was reduced due to an underperformance of license sales in the second half of 2007, a lowering of Image’s financial forecasts for 2008 as part of the annual planning cycle completed in the fourth quarter, and an expectation that spending could be constrained by Metavante’s customers due to the current difficult environment faced by financial institutions. After evaluating the foregoing and its impact on the fair value of Image, Metavante recorded a reduction of $101.1 million in the carrying value of its goodwill. See “Recent Developments.”

Such analyses are particularly sensitive to changes in estimates of future net cash flows and discount rates. Changes to these estimates might result in material changes in the fair value of the reporting units and determination of the recoverability of goodwill which may result in charges against earnings and a reduction in the carrying value of our goodwill.

As of December 31, 2007 and 2006, intangible assets were $280.0 million and $309.0 million respectively, which consist primarily of purchased customer relationships and trademarks. The valuation of these assets involves significant estimates and assumptions concerning matters such as customer retention, future cash flows and discount rates. If any of these assumptions change, it could affect the carrying value of these assets. Purchased customer relationships and trademarks are amortized over their estimated useful lives using the straight-line method. As part of the revised Image financial outlook discussed above as well as a revised financial outlook in certain other business lines, Metavante recorded an impairment charge on its intangible assets of $14.4 million for the year ended December 31, 2007. See “Recent Developments.”

Income Taxes

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

The determination of current and deferred income taxes is based on complex analyses of many factors, including interpretation of federal and state income tax laws, the difference between tax and financial reporting basis of assets and liabilities (temporary differences), estimates of amounts currently due or owed, such as the timing of reversals of temporary differences and current accounting standards. The federal and state taxing authorities who make assessments based on their determination of tax laws periodically review Metavante’s interpretation of Federal and state income tax laws. Tax liabilities could differ significantly from the estimates and interpretations used in determining the current and deferred income tax liabilities based on the completion of taxing authority examinations.

Metavante records a valuation allowance, when appropriate, to adjust deferred tax asset balances to the amount Metavante has concluded is more than likely not to be realized. Metavante considers the amount of taxable income available in carryback years, future taxable income and potential tax planning strategies in assessing the need for a valuation allowance.

Effective January 1, 2007, Metavante adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), and there was no effect on the consolidated financial statements. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Recent Accounting Pronouncements

In June 2007, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 specifies how entities should recognize the income tax benefit received on dividends that are (a) paid to employees holding equity-classified nonvested shares, equity-classified nonvested share units, or equity-classified outstanding share options and (b) charged to retained earnings under SFAS 123(R). EITF 06-11 is effective for Metavante on January 1, 2008. Metavante does not believe EITF 06-11 will have a material effect on its financial statements.

In September 2006, the FASB issued No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides a definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also expands the required disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS 157 is effective for Metavante on January 1, 2008. Metavante does not believe that SFAS 157 will have a material impact on its financial statements.

In February 2007, the FASB issued No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items generally on an instrument-by-instrument basis at fair value that are not currently required to be measured at fair value. SFAS 159 is intended to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 does not change requirements for recognizing and measuring dividend income, interest income, or interest expense. SFAS 159 is effective for Metavante on January 1, 2008. Metavante did not record any financial assets or liabilities at fair value on January 1, 2008.

In December 2007, the FASB issued No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) replaces SFAS 141 and provides greater consistency in the accounting and financial reporting of business combinations. SFAS 141(R) requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction and any non-controlling interest in the acquiree at the acquisition date and be measured at the fair value as of that date. This includes the measurement of the acquirer’s shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance and deferred taxes. SFAS 141(R) is effective for Metavante on January 1, 2009 and is to be applied prospectively. Early adoption is not permitted. Metavante continues to assess the impact, if any, SFAS 141(R) will have on Metavante.

In December 2007, the FASB issued No. 160, “Noncontrolling Interest in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards that require noncontrolling interests to be reported as a component of equity, changes in parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. SFAS 160 is effective for Metavante on January 1, 2009 and is to be applied prospectively, except for the presentation and disclosure requirements which are to be applied retrospectively. Early adoption is not permitted. Metavante continues to assess the impact, if any, SFAS 160 will have on Metavante.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risk refers to the risk that a change in the level of one or more market prices, interest rates, indices, volatilities, correlations or other market factors such as liquidity, will result in loss for a certain financial instrument or group of financial instruments. We are currently exposed to credit risk on credit extended to customers, foreign currency risk related to the Firstsource investment and our foreign subsidiaries, and interest rate risk on investments and borrowings. We actively monitor these risks through a variety of procedures, including the use of financial instruments and other proactive management techniques.

Metavante provides credit to customers in the ordinary course of business and performs ongoing credit evaluations. Our exposure to concentrations of credit risk with respect to trade receivables is mitigated by our broad customer base. We believe our allowance for doubtful accounts is sufficient to cover customer credit risks.

Metavante is exposed to potential gains and losses from foreign currency fluctuations affecting investments and earnings denominated in foreign currencies. Our primary exposure is to changes in the exchange rate for the United States dollar versus the Canadian dollar, Indian rupee, and British Pounds. Fluctuations in the United States dollar exchange rate did not have a material effect on our financial condition and results of operations for fiscal 2007, 2006, and 2005. Metavante has not used derivative financial instruments to manage foreign currency exchange rate risk.

Metavante is subject to interest rate market risk in connection with our long-term debt. Metavante incurred approximately $1.75 billion of borrowings with variable interest rates under its term loan facility. A change in the estimated interest rate up or down by 1% will increase or decrease earnings before provision for income taxes by approximately $17.5 million on an annual basis, without considering the effect of any interest rate swap agreements we may have from time to time.

On November 26, 2007, Metavante entered into amortizing interest rate swaps with an initial notional value of $1.2 billion to mitigate the variability of cash flows in interest payments related to its variable rate debt. The swaps will have a notional value of $1.2 billion through February 2010; $0.8 billion through February 2011; and $0.4 billion through February 2012. Metavante will pay a fixed interest rate of 3.865% per annum and receive 3-month LIBOR, with settlement dates of February 1, May 1, August 1, and November 1. The swaps will mature on February 1, 2012. Changes in the cash flows of the interest rate swaps are expected to highly offset the changes in cash flows (i.e. changes in interest rate payments) attributable to fluctuations in 3-month LIBOR on the variable-rate debt. These swaps effectively fix Metavante’s rate on the initial $1.2 billion of debt at 5.615%.

On January 30, 2008, Metavante entered into an interest rate swap with a notional value of $200.0 million with an effective date of February 1, 2008 and a termination date of February 1, 2012. Metavante will pay a fixed interest rate of 3.436% per annum and receive 3-month LIBOR, with settlement dates of February 1, May 1, August 1 and November 1. Changes in the cash flows of the interest rate swap are expected to highly offset the changes in cash flows (i.e. changes in interest rate payments) attributable to fluctuations in 3-month LIBOR on the variable-rate debt. This swap effectively fixes Metavante’s rate on an additional $200.0 million of debt at 5.186%.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Metavante Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Metavante Technologies, Inc. and subsidiaries (“the Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Metavante Technologies, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin

February 25, 2008

METAVANTE TECHNOLOGIES, INC.

Consolidated Balance Sheets

As of December 31, 2007 and 2006

(In thousands)

	2007	2006
Assets
Current Assets:
Cash and cash equivalents	$185,528	$344,241
Restricted funds	386,250	247,585
Accounts receivable, net	127,859	123,702
EFD processing receivables	110,788	50,893
Unbilled revenues	109,632	98,861
Deferred income taxes	37,638	34,110
Other current assets	55,813	41,183

Total current assets	1,013,508	940,575
Capitalized software and conversions, net	232,743	214,520
Premises and equipment, net	138,040	135,221
Goodwill and other intangibles, net	1,560,141	1,639,170
Other assets	155,567	85,828

Total	$3,099,999	$3,015,314

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$13,164	$—
Accounts payable	23,754	24,632
Accrued compensation and related benefits	48,048	52,379
Accrued expenses	180,956	124,219
Payments held for third party remittance	383,851	241,325
Deferred revenues	160,542	110,768
Other current liabilities	46,142	17,803

Total current liabilities	856,457	571,126
Long-term debt	1,736,883	982,000
Deferred income taxes	159,225	157,645
Other long-term liabilities	33,962	29,652

Total liabilities	2,786,527	1,740,423
Minority interest	14,121	12,757
Commitments and Contingencies—See Note 16 Shareholders’ Equity:
Preferred stock, $.01 par value-authorized, 5,000 shares; no shares issued	—	—
Common stock, $.01 par value-authorized, 200,000 shares; issued and outstanding, 119,117 shares	1,191	—
Common stock, $.01 par value-authorized, 300,000 shares; issued and outstanding, 87,000 shares	—	870
Additional paid-in capital	1,462,050	814,498
Retained (deficit) earnings	(1,170,892)	444,657
Accumulated other comprehensive income	7,002	2,109

Total shareholders’ equity	299,351	1,262,134

Total	$3,099,999	$3,015,314

See notes to the consolidated financial statements

METAVANTE TECHNOLOGIES, INC.

Consolidated Statements of Income

For the Years Ended December 31, 2007, 2006, and 2005

(In thousands, except per share data)

	2007	2006	2005
Processing and services revenue	$1,598,123	$1,504,178	$1,284,997

Expenses:
Cost of processing and services	1,062,724	998,041	877,856
Selling, general and administrative	233,405	234,170	178,626
Impairment charges	129,451	—	—
Transaction costs	19,647	—	—

Total expenses	1,445,227	1,232,211	1,056,482

Income from operations	152,896	271,967	228,515
Other non-operating income (expense):
Interest income	15,872	14,734	6,761
Interest expense	(56,760)	(43,365)	(44,032)
Net gains related to Firstsource	6,856	—	—
Other	1,176	(2,853)	1,626

Income before income taxes	120,040	240,483	192,870
Provision for income taxes	70,589	80,359	73,339

Net income	$49,451	$160,124	$119,531

Net earnings per share: (1)
Basic	$0.42	—	—
Diluted	$0.41	—	—

Weighted average shares: (2)
Basic	118,912	—	—
Diluted	119,883	—	—

(1)	Net earnings per share was not calculated for the years ended December 31, 2006 and 2005 as Metavante was a wholly-owned subsidiary of Marshall & Ilsley.

(2)	Average common shares was calculated from November 2, 2007, through December 31, 2007, which represents the actual number of days that shares of Metavante common stock were publicly traded.

See notes to the consolidated financial statements

METAVANTE TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2007, 2006, and 2005

(In thousands)

	2007	2006	2005
Operating Activities:
Net income	$49,451	$160,124	$119,531
Adjustments to reconcile net income to net cash from operating activities:
Depreciation of premises and equipment	40,520	40,882	40,448
Amortization	113,863	103,559	98,686
Amortization of debt issuance costs	1,035	—	—
Impairment charges	129,451	—	—
Deferred income taxes	(25,481)	8,865	(1,067)
Stock-based compensation expense	21,125	8,104	7,624
Excess tax benefit from stock-based compensation arrangements	(4,255)	(1,940)	(2,415)
Other non-cash items	2,628	1,777	1,104
Net gains related to Firstsource	(6,856)	—	—
Changes in assets and liabilities—net of effect from acquisitions of businesses and foreign currency adjustments:
Accounts receivable	(5,057)	(7,190)	(20,033)
EFD processing receivables	(60,177)	(18,969)	4,201
Unbilled revenues	(11,128)	(12,307)	1,244
Other assets	(7,019)	(2,121)	(2,563)
Accounts payable and accrued liabilities	58,836	18,335	(417)
Deferred revenues	25,018	(7,524)	2,419
Other liabilities	23,471	827	1,570

Net cash from operating activities	345,425	292,422	250,332

Investing Activities:
Capital expenditures for premises and equipment	(43,248)	(37,362)	(44,175)
Capital expenditures for capitalized software and conversion costs	(100,189)	(72,059)	(67,797)
Purchase of equity investment	—	(66,777)	—
Purchase of short-term investments	—	(190,000)	(80,000)
Maturity of short-term investments	—	270,000	2,454
Change in restricted cash	(167,791)	696	269,669
Purchases of restricted CD’s	(50,000)	(150,000)	(300,000)
Maturities of restricted CD’s	80,000	220,000	110,000
Acquisitions-net of cash acquired	(55,771)	(82,554)	(90,764)

Net cash from investing activities	(336,999)	(108,056)	(200,613)

Financing Activities:
Repayment of debt and capital lease obligations	(982,348)	(2,647)	(42,634)
Change in payments held for third party remittance	142,527	(78,446)	(78,180)
Cash contribution from minority shareholders	—	—	12,561
Excess tax benefit from stock-based compensation arrangements	4,255	1,940	2,415
Capital contributions from M&I for acquisitions	—	35,000	94,899
Dividend paid to M&I	(1,665,000)	(4,000)	(4,000)
Proceeds from issuance of debt	1,750,000	—	—
Payment of debt issuance costs	(23,731)	—	—
Proceeds from issuance of common stock	625,000	—	—
Proceeds from stock options	1,508	—	—
Payment of equity issuance costs	(22,340)	—	—

Net cash from financing activities	(170,129)	(48,153)	(14,939)

Effect of exchange rate changes on cash and cash equivalents	2,990	—	—
Change in cash and cash equivalents	(158,713)	136,213	34,780
Cash and cash equivalents—beginning of period	344,241	208,028	173,248

Cash and cash equivalents—end of period	$185,528	$344,241	$208,028

Supplemental Cash Flow Information
Cash paid in the period for:
Interest	$37,317	$43,365	$44,032

Income taxes	$66,422	$85,719	$75,549

Noncash transactions—capital contributions received from M&I	$18,324	$23,190	$241,096

See notes to the consolidated financial statements

METAVANTE TECHNOLOGIES, INC.

Consolidated Statements of Shareholders’ Equity

For the Years Ended December 31, 2007, 2006, and 2005

(In thousands)

	Comprehensive Income	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
		Shares	Amount
Balance at December 31, 2004	$—	87,000	$870	$400,230	$173,002	$—	$574,102
Net income	119,531	—	—	—	119,531	—	119,531

Capital contribution received from M&I		—	—	335,995	—	—	335,995
Dividend paid to M&I		—	—	—	(4,000)	—	(4,000)
Stock based compensation expense		—	—	7,624	—	—	7,624
Excess tax benefit on stock option exercises		—	—	2,415	—	—	2,415

Balance at December 31, 2005		87,000	870	746,264	288,533	—	1,035,667
Net income	$160,124	—	—	—	160,124	—	160,124
Adjustment to initially apply FASB Statement No. 158, net of tax	—	—	—	—	—	2,109	2,109

Comprehensive income	$160,124

Capital contribution received from M&I		—	—	58,190	—	—	58,190
Dividend paid to M&I		—	—	—	(4,000)	—	(4,000)
Stock based compensation expense		—	—	8,104	—	—	8,104
Excess tax benefit on stock option exercises		—	—	1,940	—	—	1,940

Balance at December 31, 2006		87,000	870	814,498	444,657	2,109	1,262,134
Net income	$49,451	—	—	—	49,451	—	49,451
Currency translation adjustment	5,762	—	—	—	—	5,762	5,762
Fair value of interest rate swaps, net of tax	(224)	—	—	—	—	(224)	(224)
Change in unrecognized postretirement gains, net of tax	(645)	—	—	—	—	(645)	(645)

Comprehensive income	$54,344

Retirement of common stock		(87,000)	(870)	870	—	—	—
Stock issued in connection with separation
including equity contribution		118,884	1,189	623,811	—	—	625,000
Payment of equity issuance costs		—	—	(22,340)	—	—	(22,340)
Capital contribution received from M&I		—	—	18,324	—	—	18,324
Dividend paid to M&I		—	—	—	(1,665,000)	—	(1,665,000)
Restricted stock awards		140	1	(1)	—	—	—
Stock based compensation expense		—	—	21,125	—	—	21,125
Stock option exercises		93	1	1,508	—	—	1,509
Excess tax benefit on stock option exercises		—	—	4,255	—	—	4,255

Balance at December 31, 2007		119,117	$1,191	$1,462,050	$(1,170,892)	$7,002	$299,351

See notes to the consolidated financial statements

METAVANTE TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements

For the years ended December 31, 2007, 2006 and 2005

(In thousands, except per share data)

1.	Summary of Significant Accounting Policies

Description of Business

Metavante Technologies, Inc. and its subsidiaries (“Metavante” or the “Company”), provide technology products, software and services to financial services firms and businesses in the United States and abroad. Metavante delivers banking and payments technologies to over 8,000 financial services firms and businesses worldwide. Metavante products and services drive account processing for deposit, loan and trust systems, image-based and conventional check processing, electronic funds transfer, consumer healthcare payments, electronic presentment and payment, business transformation services, and payment network solutions including the NYCE Network, an ATM/PIN debit network.

Principles of Consolidation

The consolidated financial statements include the accounts of Metavante, its wholly owned subsidiaries, and subsidiaries that are majority owned and/or over which it exercises substantive control. Investments in unconsolidated affiliates, in which Metavante has 20 percent to 50 percent of ownership interest and has the ability to exercise significant influence, but not substantive control, over the affiliate’s operating and financial policies, are accounted for using the equity method of accounting. All intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

Processing and services are primarily derived from account and transaction-based fees for data processing, professional services, software maintenance fees, buyout revenue and reimbursable costs such as postage. Processing and services also includes product related revenues such as software license fees, card plastic revenues and equipment sales. These product revenues are less than 10% in the aggregate of total revenue.

In the event that arrangements with Metavante’s customers include more than one product or service, it determines whether the individual revenue elements can be recognized separately in accordance with Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) No. 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses the determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the arrangement consideration should be measured and allocated to the separate units of accounting. In accordance with EITF 00-21, an element of an arrangement containing more than one deliverable is considered a separate unit of accounting if all the following criteria are met: the item has value to a customer on a standalone basis; there is objective and reliable evidence of fair value of the item; and, if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the item is considered probable and substantially in Metavante’s control.

METAVANTE TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements—(continued)

For the years ended December 31, 2007, 2006 and 2005

(In thousands, except per share data)

Unless noted otherwise, the following items are generally considered to be separate units of accounting in accordance with EITF 00-21 and revenue is recognized as described in the following paragraphs.

Data Processing

Data processing and related revenues are recognized as services are performed in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”) and related interpretations. SAB 104 sets forth guidance as to when revenue is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed or determinable; and (4) collectability is reasonably assured. Processing services performed that have not been billed to clients are accrued based on estimates made by management. As part of processing certain types of transactions, Metavante earns interest on funds collected from its customers until the time payment is made to the applicable merchants. This is included in processing and services revenue.

Software Revenue

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

Metavante’s software license agreements generally include multiple products and services or “elements.” Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended, requires revenue earned from software arrangements involving multiple elements to be allocated to each element based on vendor-specific objective evidence (“VSOE”) of fair value. Fair value is determined for license fees based upon the price charged when sold separately or, if the product is not yet sold separately, the price determined by management with relevant authority. In the event Metavante determines that VSOE does not exist for one or more of the delivered elements of a software arrangement, but does exist for all of the undelivered elements, revenue is recognized using the residual method allowed by SOP 98-9, “Software Revenue Recognition, with Respect to Certain Transactions.” Under the residual method, a residual amount of the total arrangement fee is recognized as revenue for the delivered elements after the established fair value of all undelivered elements has been deducted.

Revenues from software maintenance fees for ongoing client support and product updates are deferred and recognized ratably over the term of the maintenance period, which is generally one year.

Professional Services Revenue

Professional services fees consist of revenue for client support, training, consulting and conversion of clients’ processing systems to Metavante’s processing system. Revenues from training and consulting are recognized when the services are performed. Professional services associated with the conversion of clients’ processing systems to Metavante’s processing systems are not considered a separate unit of accounting as the services do not have value to a customer on a stand alone basis. Conversion revenues are deferred and amortized over the expected customer relationship, which is generally ten years.

METAVANTE TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements—(continued)

For the years ended December 31, 2007, 2006 and 2005

(In thousands, except per share data)

Buyout Revenue

Buyout revenues are generally recognized upon the completion of deconversion of a client’s processing system and satisfaction of all obligations of Metavante.

Hardware Revenue

Hardware revenue is recognized upon delivery to the customer, when title and risk of loss are transferred. In certain cases, Metavante does not stock in inventory the hardware products sold, but arranges for third-party suppliers to drop-ship the products to customers on Metavante’s behalf. For these transactions, Metavante follows the guidance provided in EITF No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”). EITF 99-19 states that whether a company should recognize revenue based on the gross amount billed to a customer or the net amount retained is a matter of judgment that depends on the relevant facts and circumstances and that certain factors or indicators should be considered in the evaluation. Metavante has evaluated the indicators and records the revenue related to the drop-ship transactions on a gross basis and the related costs are included in cost of processing and services since Metavante is considered the primary obligor by the customer and Metavante has latitude in establishing price on the equipment. Metavante also remarkets maintenance contracts on hardware to its customers. Hardware maintenance revenue is recognized ratably over the agreement period.

Cash and Cash Equivalents

Cash equivalents are defined as short-term investment that have an original maturity of three months or less at the date of purchase and are readily convertible into cash. Cash equivalents consist of overnight investments in an interest bearing account.

Restricted Funds

As part of processing certain types of transactions, Metavante earns interest from the time money is collected from its clients until the time payment is made to the appropriate payees. Such cash received from clients is restricted and segregated from operating funds. At December 31, 2007 and 2006, restricted funds consisted of the following:

	2007	2006
Cash and cash equivalents	$256,250	$87,585
Certificates of deposit	130,000	160,000

Total restricted funds	$386,250	$247,585

Allowance for Doubtful Accounts

Metavante records an allowance for specific accounts receivable when is it probable that the accounts receivable will not be collected. Additional analysis is performed based on historical data and trends to determine the amount of additional allowance amounts that is required. The allowance for doubtful accounts was $14,679 and $12,243 at December 31, 2007 and 2006, respectively.

METAVANTE TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements—(continued)

For the years ended December 31, 2007, 2006 and 2005

(In thousands, except per share data)

EFD Processing Receivable

Metavante performs debit card processing for its customers including the movement of funds between entities. In certain instances, Metavante transfers funds to an entity before receiving funds from a different entity. This timing difference results in an EFD processing receivable. The amounts are generally collected the following day.

Investments

Investments with maturities of three to twelve months are classified as short-term investments and investments maturing after 12 months are classified as long-term investments. Metavante classifies at the date of acquisition, its investments into categories in accordance with the provisions of FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Metavante has the positive intent and ability to hold these investments to maturity so they are classified as held-to-maturity. These investments, consisting primarily of certificates of deposit within restricted funds, are stated at amortized cost.

Purchased Software

Costs associated with purchased software are capitalized and amortized, using the straight-line method over the estimated useful life of the software, which generally is four to five years.

Capitalized Software

Direct costs associated with the development and production of computer software that will be licensed externally are capitalized. Capitalization of such costs is subject to SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” Such costs are capitalized beginning at the time the technological feasibility of the software, primarily a working model, has been established. Capitalized software costs are amortized using the straight-line method over the expected useful life of the software, which is generally four years.

Cost associated with the production of computer software that will be used solely for its data processing operations are capitalized in accordance with SOP 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use.” Accordingly, the costs of this internal software are capitalized beginning at the software application development stage. Capitalized internal software costs are amortized using the straight-line method over the expected useful life of the software, which is generally four years.

Capitalized Conversion Costs

Metavante capitalizes the direct costs associated with the conversion of clients’ processing systems to Metavante’s processing systems. Upon completion of the conversion, Metavante provides data processing services for the client. To the extent that such costs do not exceed deferred conversion revenue, the capitalized costs are recognized on the straight-line method over the expected customer relationship period, which is generally ten years.

Premises and Equipment

Premises and equipment are recorded at cost. Depreciation is calculated using the straight-line method for financial reporting purposes and accelerated methods for income tax reporting purposes. Estimated useful lives generally range from ten to forty years for premises and three to five years for equipment. Maintenance and repairs are charged to expense and betterments are capitalized.

METAVANTE TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements—(continued)

For the years ended December 31, 2007, 2006 and 2005

(In thousands, except per share data)

Goodwill and Other Intangibles

Goodwill and other intangible assets result from business acquisitions and are recorded in accordance with the provisions of FASB Statement No. 142, “Goodwill and Other Intangibles” and FASB Statement No. 141, “Business Combinations.” Metavante accounts for business acquisitions by assigning the purchase price to tangible and intangible assets and liabilities. Assets acquired and liabilities assumed are recorded at their fair values and the excess of the purchase price over amounts assigned is recorded as goodwill.

Identifiable intangibles that have been determined to have an indefinite useful life are not amortized but are subject to periodic tests for impairment. At December 31, 2007 and 2006, Metavante did not have any identifiable intangibles that have been determined to have an indefinite useful life.

FASB Statement No. 142 provides specific guidance for testing goodwill and indefinite lived intangible assets for impairment. Goodwill is tested for impairment at least annually using a two-step process that begins with an estimation of the fair value at the “reporting unit” level. Metavante’s reporting units are businesses one level below the operating segment level for which discrete financial information is prepared and regularly reviewed by management. The first step is a screen for potential impairment and the second measures the amount of the impairment, if any. Metavante recorded a goodwill impairment charge in 2007 of approximately $101,126. See Note 7 for further discussion. There were no impairments in 2006 and 2005.

Equity Investments

As of December 31, 2006, Metavante held a 24% interest in Firstsource Solutions Limited (“Firstsource”), an Indian-based provider of business process outsourcing solutions. This investment is included in other assets on the Consolidated Balance Sheet and is accounted for using the equity method of accounting. During February 2007, Firstsource offered 60 million new shares of common stock at $1.45 per share in a public offering which yielded $86.9 million of cash proceeds to Firstsource. This issuance of new shares of common stock diluted Metavante’s ownership percentage to approximately 21%. Under the provisions of Staff Accounting Bulletin No. 51, “Accounting for Sales of Stock by a Subsidiary,” when an investee issues shares of its common stock, the investor should recognize a gain or loss in the same manner as if the investor has sold a portion of its investment. Subject to certain criteria of SAB 51, the resulting gain or loss can be recognized in the consolidated income statements or reflected as a capital transaction in consolidated shareholders’ equity at the option of Metavante, and the accounting treatment selected is to be followed consistently for all future gains or losses. Metavante elected to recognize the initial gain of $8,028 in the Consolidated Statement of Income in the first quarter of 2007. All future SAB 51 gains or losses will be recognized in the consolidated statement of income. As a result of Firstsource’s equity transactions, Metavante recognized a net gain of $6,856 for the year ended December 31, 2007. Deferred income taxes have been provided on the gain.

Impairment of Long-Lived Assets

Metavante has certain long-lived assets, such as computer mainframes, capitalized software and conversion costs, and other intangibles arising from acquired businesses. Metavante reviews its long-lived assets and intangibles for impairment in accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the future estimated undiscounted cash flows from the asset are less than the asset’s carrying amount, the asset is considered impaired. The asset-carrying amount is reduced to its estimated fair value in the period the asset is determined to be impaired. During 2007, Metavante recorded an impairment charge of $28,325 related to certain long-lived assets. See Note 7 for further discussion. No impairment charges were recorded in 2006 and 2005.

METAVANTE TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements—(continued)

For the years ended December 31, 2007, 2006 and 2005

(In thousands, except per share data)

Deferred Financing Costs

Costs incurred with the issuance of long-term debt are capitalized and amortized over the life of the related debt agreements using an effective interest rate method. These costs are recorded on the Consolidated Balance Sheet as other assets.

Income Taxes

Metavante accounts for income taxes in accordance with SFAS 109, “Accounting for Income Taxes” (“SFAS 109”), which requires an asset and liability approach to financial accounting and reporting for income taxes. In accordance with SFAS 109, deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Income tax expense (benefit) is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Effective January 1, 2007, Metavante adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement process for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Equity Issuance Costs

Costs incurred with the issuance of equity are recorded as a reduction of additional paid-in capital in the Consolidated Statements of Shareholders’ Equity.

Earnings Per Share

Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated using weighted-average shares outstanding, adjusted for the dilutive effect of shares issuable upon the assumed exercise of Metavante’s common stock equivalents. Common stock equivalents consist of stock options, restricted stock, and the Stock Purchase Right of Warburg Pincus.

The following table sets forth the computation of basic and diluted earnings per share for the year ended December 31, 2007:

	2007
	Net Income (Numerator)	Average Shares (a) (Denominator)	Per Share Amount
Basic earnings per share (a):
Income available to common shareholders	$49,451	118,912	$0.42

Effect of dilutive securities:
Stock options, restricted stock and other plans		728
Stock Purchase Right		243

Dilutive earnings per share:
Income available to common shareholders	$49,451	119,883	$0.41

(a)	Average common shares was calculated from November 2, 2007, through December 31, 2007, which represents the actual number of days that shares of Metavante common stock were publicly traded.

METAVANTE TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements—(continued)

For the years ended December 31, 2007, 2006 and 2005

(In thousands, except per share data)

Earnings per share was not calculated for fiscal years 2006 and 2005 since Metavante was a wholly-owned subsidiary of M&I until November 1, 2007.

Metavante and Warburg Pincus entered into a Stock Purchase Right Agreement dated November 1, 2007 (See Note 2). Under the agreement, Warburg Pincus. has the right to purchase shares of Metavante common stock in order to maintain its 25% interest in the common shares of Metavante. The Stock Purchase Right Agreement relates to employee stock options that were outstanding immediately following the Separation Transaction. The stock purchase right may be exercised quarterly for one-third of the number of employee stock options existing immediately following the Separation Transaction that were exercised during the preceding quarter. Warburg Pincus’s stock purchase right is based on the exercise price of the options exercised.

The dilutive earnings per share calculation excludes stock options that are convertible into 7.7 million common shares for the year ended December 31, 2007, because their inclusion would have been anti-dilutive.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income in the accompanying Consolidated Balance Sheets and Consolidated Statements of Shareholders’ Equity consists of the following as of December 31, 2007 and 2006:

	2007	2006
Fair value of interest rate swaps, net of tax	$(224)	$—
Foreign currency translation adjustments	5,762	—
Unrecognized postretirment gains, net of tax	1,464	2,109

Total accumulated other comprehensive income	$7,002	$2,109

Foreign Currency Translation

The financial statements of Metavante’s foreign operations are translated into United States dollars using the exchange rate at each balance sheet date for assets and liabilities, and revenues and expenses are translated at average exchange rates during the period. The effects of foreign exchange gains and losses arising from the translation of assets and liabilities of those operations where the functional currency is not the United States dollar are included as a component of Accumulated Other Comprehensive Income (“AOCI”), accounts within shareholders’ equity.

Derivative Financial Instruments

Metavante utilizes derivative instruments to mitigate the interest rate risk associated with its variable rate debt. Metavante recognizes all derivative instruments in the Consolidated Balance Sheet at their estimated fair value. On the date a derivative contract is entered into, Metavante designates the derivative as a hedge of a recognized asset or liability (“fair value” hedge), a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge), or a hedge of the net investment in a foreign operation. Metavante does not enter into derivatives for speculative purposes. Changes in the fair value of a derivative that qualify as a fair value hedge are recorded in earnings along with the gain or loss on the hedged asset or liability. Changes in the fair value of a derivative that qualifies as a cash flow hedge are recorded in other comprehensive income and are subsequently reclassified into earnings when the forecasted transaction affects earnings. Changes in the fair value of a derivative used to hedge the net investment in a foreign operation are recorded in AOCI. Additional discussion of derivative instruments is provided in Note 8.

METAVANTE TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements—(continued)

For the years ended December 31, 2007, 2006 and 2005

(In thousands, except per share data)

Fair Value of Financial Instruments

The fair values of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable approximate their carrying values. The fair value of long-term debt, which was $1,701,875 and $961,818 at December 31, 2007 and 2006, respectively, was determined using market quotes. See Note 8 for fair value of derivative instruments. See Note 14 for fair value of warrants.

Minority Interest

Minority interest in earnings of consolidated subsidiaries represents the minority shareholders’ share of the equity and after-tax net income or loss of consolidated subsidiaries. The minority interest included in the Consolidated Balance Sheet reflects the original investment by the minority shareholders’ in the consolidated subsidiaries, along with their proportionate share of the earnings and losses of the subsidiaries, net of dividends.

Stock-Based Compensation

Effective January 1, 2006, Metavante adopted SFAS 123(R), “Share-Based Payment” (“SFAS 123(R)”), using the modified retrospective method. SFAS 123(R) requires all share-based compensation to employees to be measured at their respective grant date fair values and expensed over the requisite service periods. Metavante recognizes compensation costs on awards on a straight-line basis over the requisite service period for the entire award. In accordance with the modified retrospective method, all prior periods were adjusted based on pro forma amounts previously disclosed under SFAS 123, “Accounting for Stock Based Compensation.”

New Accounting Pronouncements

In June 2007, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 specifies how entities should recognize the income tax benefit received on dividends that are (a) paid to employees holding equity-classified nonvested shares, equity-classified nonvested share units, or equity-classified outstanding share options and (b) charged to retained earnings under SFAS 123(R). EITF 06-11 is effective for Metavante on January 1, 2008. Metavante does not believe EITF 06-11 will have a material effect on its financial statements.

In September 2006, the FASB issued No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides a definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also expands the required disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS 157 is effective for Metavante on January 1, 2008. Metavante does not believe SFAS 157 will have a material effect on its financial statements.

In February 2007, the FASB issued No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items generally on an instrument-by-instrument basis at fair value that are not currently required to be measured at fair value. SFAS 159 is intended to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 does not change

METAVANTE TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements—(continued)

For the years ended December 31, 2007, 2006 and 2005

(In thousands, except per share data)

requirements for recognizing and measuring dividend income, interest income, or interest expense. SFAS 159 is effective for Metavante on January 1, 2008. Metavante did not record any financial assets or liabilities at fair value on January 1, 2008.

In December 2007, the FASB issued No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) replaces SFAS 141 and provides greater consistency in the accounting and financial reporting of business combinations. SFAS 141(R) requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction and any non-controlling interest in the acquiree at the acquisition date and be measured at the fair value as of that date. This includes the measurement of the acquirer’s shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance and deferred taxes. SFAS 141(R) is effective for Metavante on January 1, 2009 and is to be applied prospectively. Early adoption is not permitted. Metavante continues to assess the impact, if any, SFAS 141(R) will have on Metavante.

In December 2007, the FASB issued No. 160, “Noncontrolling Interest in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards that require noncontrolling interests to be reported as a component of equity, changes in parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. SFAS 160 is effective for Metavante on January 1, 2009 and is to be applied prospectively, except for the presentation and disclosure requirements which are to be applied retrospectively. Metavante continues to assess the impact, if any, SFAS 160 will have on Metavante.

2.	Separation Transaction

For the years ended December 31, 2006 and 2005 and through October 31, 2007, Metavante was a wholly-owned subsidiary of Marshall & Ilsley Corporation (“M&I”).

On November 1, 2007, Metavante, M&I, WPM, L.P., a limited partnership affiliated with Warburg Pincus Private Equity IX, L.P. (“Warburg Pincus”), and others consummated an investment agreement pursuant to which:

•

M&I separated into two publicly-traded companies, Marshall & Ilsley Corporation and Metavante Technologies. Metavante Technologies, owns and operates Metavante’s business. The issued and outstanding common stock of Metavante Technologies was distributed 75% to M&I shareholders and the remaining 25% to Warburg Pincus;

•	Warburg Pincus invested $625,000 in Metavante Technologies for an equity interest representing 25% of Metavante Technologies’ common stock;

•	Metavante Technologies and/or one or more of its subsidiaries incurred $1,750,000 of indebtedness; and

•	Metavante paid off $982,000 of intercompany indebtedness plus accrued and unpaid interest owed to M&I and Metavante Technologies paid a dividend to M&I of $1,665,000 in cash.

METAVANTE TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements—(continued)

For the years ended December 31, 2007, 2006 and 2005

(In thousands, except per share data)

As a result of completion of the transactions contemplated by the investment agreement:

•

each holder of M&I common stock as of the effective time of the holding company merger received three shares of net Marshall & Ilsley Corporation common stock and one share of Metavante Technologies common stock for every three shares of M&I common stock held of record;

•

Warburg Pincus received shares of Metavante Technologies common stock that represented 25% of the outstanding shares of Metavante Technologies common stock and a stock purchase right to acquire additional shares under certain circumstances in order to maintain its 25% ownership; and

•

each holder of M&I common stock as of the effective time of the holding company merger that would otherwise be entitled to receive fractional shares of Metavante Technologies common stock resulting from the holding company merger received cash in lieu of such fractional shares.

The above transactions are referred to as the “Separation Transaction.”

In connection with the Separation Transaction, Metavante incurred equity issuance costs of $22,340. These costs include a transaction fee of $13,754 paid to Warburg Pincus and $8,586 for cash in lieu of fractional shares and other costs, which included professional service and due diligence fees. These costs were considered to be costs of raising equity and were recorded as a reduction to additional paid-in capital.

In connection with the Separation Transaction, Metavante incurred transaction costs of $19,647, which were recorded as operating expenses within the Consolidated Statement of Income for the year ended December 31, 2007. The transaction costs included the following items:

2007
Founder’s Grant to employees (see Note 12)	$11,244
Conversion of M&I stock options to Metavante stock options (see Note 11)	8,725
Settlement related to costs of the health plan	(3,440)
Other transaction costs, primarily legal or other professional fees	3,118

Total transaction costs	$19,647

As part of the Separation Transaction, M&I transferred a portion of the assets from the M&I Health Plan to the Metavante Health Plan. The amount was calculated in accordance with the Employee Matters Agreement between M&I and Metavante.

3.	Business Combinations and Divestitures

The results of operations for acquired companies are included in the consolidated financial statements from the dates of acquisition. The following acquisitions, none of which was considered to be a material business combination, either individually or in the aggregate, were completed during 2007.

During the fourth quarter of 2007, Metavante acquired three separate merchant processing portfolios for a total of $7,893 in cash. The processing portfolios allow Metavante to process, service, and manage the credit card transactions for these merchant relationships. Goodwill amounted to $2,148. The identified intangible assets to be amortized (customer relationships) with an estimated useful life of four years amounted to $4,689 and identified intangible assets to be amortized (referral agreements) with an estimated useful life of ten years amounted to $1,055. The goodwill and intangibles resulting from these acquisitions are deductible for tax purposes.

METAVANTE TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements—(continued)

For the years ended December 31, 2007, 2006 and 2005

(In thousands, except per share data)

On January 17, 2007, Metavante acquired all of the outstanding stock of Valutec Card Solutions, Inc. (“Valutec”) for $40,953 in cash. Valutec is a leading provider of closed-loop, in-store gift and loyalty card solutions for small and medium-sized businesses, including hosted account management, reporting capabilities, plastic card design and production, along with card program merchandising products. Goodwill amounted to $30,935. The identifiable intangible asset to be amortized (customer relationships) with an estimated useful life of seven years amounted to $11,900. The goodwill and intangibles resulting from this acquisition are not deductible for tax purposes.

The following acquisitions were completed during 2006.

On September 1, 2006, Metavante acquired the outstanding stock of VICOR Inc. (“Vicor”) for $73,583 in cash. Vicor is a provider of corporate payment processing software. Goodwill amounted to $56,059. The identifiable intangible asset to be amortized (customer relationships) with an estimated useful life of 7 years amounted to $12,000. The goodwill and intangibles resulting from this transaction are not deductible for tax purposes.

Everlink Payment Services, Inc. (“Everlink”), a 51% owned Canadian subsidiary of Metavante, acquired certain assets of the EFT processing division of CGI Group Inc. (“CGI”). These assets include switching and debit processing services for Canadian networks, credit unions, banks and independent service organizations. In December 2005, Metavante contributed 51% of the purchase price and the minority shareholder contributed the remaining 49% of the purchase price to Everlink. On January 4, 2006, Everlink acquired the assets of CGI for $23,750 in cash. Goodwill amounted to $19,002. The identifiable asset to be amortized (customer relationships) with an estimated useful life of 10 years amounted to $6,487. The goodwill and intangibles from this transaction are deductible for tax purposes.

On January 3, 2006, Metavante acquired the membership interests of AdminiSource Communications, L.P. (“AdminiSource”) for $29,690. Total consideration consisted of 527,864 shares of M&I’s common stock valued at $23,190 and $6,500 in cash. AdminiSource is a provider of health care payment distribution services, providing printed and electronic payment and remittance advice distribution services for payer organizations nationwide. Goodwill amounted to $21,548. The identifiable intangible asset to be amortized (customer relationships) with an estimated useful life of 10 years amounted to $7,800. The goodwill and intangibles resulting from this transaction are not deductible for tax purposes.

The following acquisitions were completed during 2005.

On November 18, 2005, Metavante acquired the outstanding stock of LINK2GOV Corporation (“LINK2GOV”) for $63,358 in cash. LINK2GOV is a provider of comprehensive, customized online phone and point-of-sale payment processing services, including credit and debit solutions, to many federal, state and local governments and financial intermediaries servicing government entities, including the Internal Revenue Service. Goodwill amounted to $44,966. The identifiable intangible asset to be amortized (customer relationships) with an estimated useful life of 10 years amounted to $17,900. The goodwill and intangibles resulting from this transaction are not deductible for tax purposes.

On October 6, 2005, Metavante acquired the membership interests of Brasfield Holdings, LLC (“Brasfield”) and associated members for $39,478. Total consideration consisted of 335,462 shares of M&I’s common stock valued at $14,564 and $24,914 in cash. Brasfield provides core banking processing and customer service to community banks which license and use Bankway software from Kirchman Corporation, a Metavante company.

METAVANTE TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements—(continued)

For the years ended December 31, 2007, 2006 and 2005

(In thousands, except per share data)

Goodwill amounted to $36,986. The identifiable intangible asset to be amortized (customer relationships) with an estimated useful life of nine years amounted to $4,022. The goodwill and intangibles resulting from this transaction are deductible for tax purposes.

On August 11, 2005, Metavante acquired all of the outstanding stock of GHR Systems, Inc. (“GHR”) for $60,953. Total consideration consisted of 1,152,144 shares of M&I’s common stock valued at $52,247 and $8,706 in cash. This transaction added consumer finance and mortgage loan origination solutions to Metavante’s financial services lines. GHR provides loan origination technologies for the residential mortgage and consumer finance industries, offering point of sale products for any channel together with comprehensive underwriting, processing and closing technologies. Goodwill amounted to $36,891. The estimated identifiable intangible asset to be amortized (customer relationships) with an estimated useful life of 10 years amounted to $16,200. Metavante subsequently recorded an impairment charge related to the customer relationship intangible asset. See Note 7 for additional information. The goodwill and intangibles resulting from this transaction are not deductible for tax purposes.

On August 8, 2005, Metavante acquired all of the outstanding stock of TREEV, LLC (“TREEV”) for $19,434. Total consideration consisted of 353,073 shares of M&I’s common stock valued at $16,444 and $2,990 in cash. TREEV provides browser-based document and report management software and consulting services to the financial-services industry in both lending and deposit environments. TREEV complements Metavante’s other check-imaging products and services by providing solutions for document storage and retrieval, including electronic report storage. Goodwill amounted to $16,773. The intangible asset to be amortized (customer relationships) with an estimated useful life of 10 years amounted to $5,200. The goodwill and intangibles resulting from this transaction are not deductible for tax purposes.

On July 22, 2005, Metavante acquired all of the outstanding capital stock of Med-i-Bank, Inc. (“MBI”) for $150,549. Total consideration consisted of 2,850,730 shares of M&I’s common stock valued at $133,841 and $16,708 in cash. MBI provides electronic payment services for employee benefit and consumer-directed healthcare accounts. MBI offers flexible spending accounts, health reimbursement arrangement and health savings account systems for third-party administrators and health plans. Goodwill amounted to $117,211. The identifiable intangible asset to be amortized (customer relationships) with an estimated useful life of 10 years amounted to $26,100. The goodwill and intangibles resulting from this transaction are not deductible for tax purposes.

On February 9, 2005, Metavante acquired all of the outstanding stock of Prime Associates, Inc. (“Prime”) for $28,382. Total consideration consisted of 563,114 shares of M&I’s common stock valued at $24,000 and $4,382 in cash. Prime is a provider of anti-money laundering and fraud interdiction software and data products for financial institutions, insurance companies and securities firms. Goodwill amounted to $24,595. The identifiable intangible asset to be amortized (customer relationships) with a useful life of 10 years amounted to $4,600. The goodwill and intangibles resulting from this transaction are not deductible for tax purposes.

There was no in-process research and development acquired in any of the acquisitions completed by Metavante for the years ended December 31, 2007, 2006, and 2005.

METAVANTE TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements—(continued)

For the years ended December 31, 2007, 2006 and 2005

(In thousands, except per share data)

4.	Investments

At December 31, 2007 and 2006, investments, which are classified as restricted funds, consist of the following:

	2007
	Cost	Unrealized Gains	Estimated Fair Value

Certificates of Deposit	$130,000	$578	$130,578

	2006
	Cost	Unrealized Gains	Estimated Fair Value

Certificates of Deposit	$160,000	$694	$160,694

The certificates of deposit were issued by a single financial institution. There were no realized gains or losses on investments for the years ended December 31, 2007, 2006, and 2005.

5.	Purchased and Capitalized Software and Conversion Costs

Purchased and capitalized software and conversions at December 31, 2007 and 2006, are summarized as follows:

	2007	2006
Purchased software—net	$57,090	$42,302
Capitalized software—net	134,509	144,073
Capitalized conversion—net	41,144	28,145

	$232,743	$214,520

Amounts reflected on the consolidated financial statements during the years ended December 31, 2007, 2006, and 2005, are as follows:

	2007	2006	2005
Costs capitalized:
Purchased software	$39,264	$13,292	$18,247

Capitalized software costs and conversions:
Capitalized software development costs	$11,983	$15,567	$10,470
Capitalized internal software development costs	38,575	31,567	28,539
Capitalized conversion costs	10,367	11,633	10,541

Total	$60,925	$58,767	$49,550

Amortization expense (excluding impairments):
Amortization of purchased software	$13,900	$13,985	$12,679
Amortization of capitalized software development costs	21,242	19,848	19,791
Amortization of capitalized internal software development costs	35,749	32,928	37,704
Amortization of capitalized conversion costs	14,403	10,068	10,463

Total	$85,294	$76,829	$80,637

METAVANTE TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements—(continued)

For the years ended December 31, 2007, 2006 and 2005

(In thousands, except per share data)

See Note 7 for discussion on impairment charges related to capitalized software of $10,422 recorded during 2007.

The estimated amortization expense of purchased software, capitalized software, and conversion costs in the next five years is as follows:

2008	$73,102
2009	55,794
2010	38,179
2011	22,917
2012	8,377

6.	Premises and Equipment

Premises and equipment at December 31, 2007 and 2006, are summarized as follows:

	2007	2006
Land and improvements	$2,481	$2,481
Buildings	110,123	107,776
Computer and other equipment	271,847	257,949
Construction in progress	3,500	2,434

	387,951	370,640
Less accumulated depreciation	(249,911)	(235,419)

	$138,040	$135,221

Depreciation expense was $40,520, $40,882, and $40,448, for the years ended December 31, 2007, 2006, and 2005, respectively.

7.	Goodwill and Other Intangibles

The changes in the carrying amount of goodwill by segment were as follows:

	Financial Solutions Group	Payment Solutions Group	Total

Goodwill balance as of December 31, 2005	$387,929	$884,110	$1,272,039
Goodwill acquired during the period	—	92,792	92,792
Purchase accounting adjustments	122	(34,677)	(34,555)

Goodwill balance as of December 31, 2006	388,051	942,225	1,330,276
Goodwill acquired during the period	—	33,084	33,084
Purchase accounting adjustments	12,664	5,648	18,312
Impairment charge	—	(101,126)	(101,126)

Goodwill balance as of December 31, 2007	$400,715	$879,831	$1,280,546

As discussed in Note 17, Metavante changed its segment reporting during 2007. The goodwill balances in the table above have been revised for this change.

METAVANTE TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements—(continued)

For the years ended December 31, 2007, 2006 and 2005

(In thousands, except per share data)

SFAS 142 requires that goodwill shall be tested for impairment between annual tests if an event or circumstances change that would more than likely than not reduce the fair value of a reporting unit below its carrying value. Metavante performed a goodwill impairment test in the fourth quarter due to its recently completed separation from M&I and an adverse change in the business climate for the Image Solutions Division (“Image”) reporting unit.

During the fourth quarter, the financial outlook for Image was reduced due to an underperformance of license sales in the second half of 2007, a lowering of Image’s financial forecasts for 2008 as part of the annual planning cycle completed in the fourth quarter, and an expectation that spending could be constrained by Metavante’s customers due to the current difficult environment faced by financial institutions. This resulted in a reduced long-term financial outlook for the Image reporting unit. After evaluating the reduced financial outlook and its impact on the fair value of Image, Metavante recorded an impairment charge of $101,126 to reduce the value of Image’s goodwill.

In conjunction with the SFAS 142 goodwill impairment test, Metavante also performed a SFAS 144 impairment test on the long-lived assets within the Image reporting unit. The reduced financial outlook also resulted in the impairment of certain long-lived assets. An impairment charge of $14,516 was recorded related to capitalized software costs and a customer relationship intangible asset within the Image reporting unit.

The remaining impairment charges relate to other long-lived assets and consist of the following: a charge of $6,812 for a customer relationship intangible asset recorded in connection with Metavante’s acquisition of the GHR Systems, Inc. business unit due to lower than expected volumes in the mortgage industry and a charge of $6,997 relating primarily to capitalized software costs for certain products for which Metavante discontinued future marketing efforts on those products.

Purchase accounting adjustments are the adjustments to the initial goodwill recorded at the time an acquisition is completed. Such adjustments generally consist of adjustments to the assigned fair value of the assets acquired and liabilities assumed resulting from the completion of final valuations, adjustments to initial estimates recorded for transaction costs or exit liabilities, if any, contingent consideration when paid or received from escrow arrangements at the end of the contractual contingency period and the reduction of goodwill allocated to sales transactions. For 2007, the additional goodwill represents adjustments made to the initial estimates of fair value associated with the acquisition of Vicor and total earnout payments of $22,500 related to various acquisitions. For 2006, the reduction to goodwill primarily relates to a $29,912 return of purchase price associated with an acquisition.

Metavante records assets and liabilities at fair value in a business combination. This includes intangible assets such as customer relationships. The customer relationships are valued using an income approach based on future cash flows attributable to the customer relationships existing at the acquisition date. The future net cash flows are discounted using a rate based on the required rate of return for an asset of this nature. The assumptions used in the valuation include projected revenue, revenue growth from existing customers, customer attrition rates, operating margins, taxes, and contributory assets changes. The valuation also includes the present value of the tax benefit of the deductible tax amortization. The intangible assets are amortized over the estimated economic benefit period using the straight-line method.

METAVANTE TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements—(continued)

For the years ended December 31, 2007, 2006 and 2005

(In thousands, except per share data)

As of December 31, 2007 and 2006, Metavante’s other intangible assets consist of the following:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Average Amortization Period (Years)

December 31, 2007
Customer Relationships	$341,527	$(71,314)	$270,213	15.03
Other	13,555	(4,173)	9,382	15.02

Total	$355,082	$(75,487)	$279,595

December 31, 2006
Customer Relationships	$357,498	$(56,734)	$300,764	15.07
Other	11,200	(3,070)	8,130	16.54

Total	$368,698	$(59,804)	$308,894

Amortization expense (excluding impairments) of other intangible assets amounted to $28,570, $26,730, and $18,049 for the years ended December 31, 2007, 2006, and 2005, respectively.

The estimated amortization expense of other intangible assets for the next five years is:

2008	$27,934
2009	27,711
2010	27,503
2011	27,174
2012	25,828

8.	Debt and Capital Lease Obligations

Debt and capital lease obligations at December 31, 2007 and 2006, consist of the following:

	2007	2006
Term loan	$1,750,000	$—
Notes payable to Marshall & Ilsley	—	982,000
Note payable to minority shareholder of Everlink, payment due monthly through 2007 with a 5.50% rate, unsecured	—	319
Capital lease obligations	47	76

Total debt and capital lease obligations	1,750,047	982,395
Less current maturities	(13,164)	(395)

Total long-term debt and capital lease obligations	$1,736,883	$982,000

On November 1, 2007, Metavante entered into a credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent, Lehman Commercial Paper Inc. and Baird Financial Corporation, as Documentation Agents, Morgan Stanley Senior Funding Inc., as Syndication Agent, and the several lenders from time to time parties thereto (the “Credit Agreement”). The Credit Agreement provides for a term loan facility in an aggregate

METAVANTE TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements—(continued)

For the years ended December 31, 2007, 2006 and 2005

(In thousands, except per share data)

principal amount of $1,750,000 and a revolving credit facility in an aggregate principal amount of $250,000. Metavante Technologies, Metavante, and each domestic subsidiary of Metavante guarantee Metavante’s obligations under the Credit Agreement.

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

Amounts drawn under the term loan facility initially bore interest at 3 month LIBOR plus a margin of 1.75% (6.66% at December 31, 2007). There were no borrowings under the revolving credit facility between November 1, 2007 and December 31, 2007. On and after the first date on which financial statements are delivered to the lenders (which will occur after the completion of the first fiscal quarter of Metavante Technologies after November 1, 2007), interest rate margins will be determined pursuant to a pricing grid based on Metavante’s consolidated leverage ratio: amounts drawn under the term loan facility will bear annual interest at either an adjusted LIBOR rate plus a margin ranging from 1.625% to 1.75%, or an alternative base rate plus a margin ranging from 0.625% to 0.75%; amounts drawn under the revolving credit facility will bear annual interest at either an adjusted LIBOR rate plus a margin ranging from 1.375% to 1.625%, or an alternate base rate plus a margin ranging from 0.375% to 0.625%.

Metavante’s obligations under the Credit Agreement are secured by a first priority security interest in substantially all of the assets of Metavante and each domestic subsidiary of Metavante (whether now owned or subsequently acquired) including: (i) a pledge of all of the capital stock of Metavante, (ii) a pledge of all the capital stock or equity interests held by Metavante Technologies, Metavante or any subsidiary guarantor of Metavante (which pledge, in the case of any first tier foreign subsidiary, is limited to 100% of the non-voting stock (if any) and 65% of the voting stock of such first tier subsidiary), (iii) security interests in, and mortgages on, all owned real property and equipment of Metavante and its domestic subsidiaries, and (iv) security interests in substantially all personal property of Metavante and each domestic subsidiary of Metavante, including inventory, accounts receivable, investment property, intellectual property, other general intangibles, intercompany notes and proceeds of the foregoing, in each case, with certain exceptions, pursuant to a security agreement (the “Guarantee and Collateral Agreement”) made by Metavante Technologies, Metavante and its domestic subsidiaries on November 1, 2007.

The Credit Agreement permits Metavante to add one or more incremental term facilities to the term loan facility and/or to increase commitments under the revolving credit facility up to $350,000 for all facilities if, at the time of such incurrence, Metavante is in pro forma compliance with the total leverage ratio test. A number of the terms of the incremental facility, including the interest rate to be charged thereon, would be subject to the agreement of Metavante and the lenders at a later date.

The Credit Agreement contains a number of covenants restricting, among other things, dividends, liens, sale-leaseback transactions, loans and investments, debt, guarantees, hedging arrangements, mergers and acquisitions, asset sales, transactions with affiliates, changes in fiscal year, prepayments and modifications of subordinated debt instruments, and changes in lines of business. The Credit Agreement contains customary events of default. Metavante is in compliance with all covenants as of December 31, 2007.

METAVANTE TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements—(continued)

For the years ended December 31, 2007, 2006 and 2005

(In thousands, except per share data)

The Credit Agreement contains a covenant prohibiting Metavante from exceeding a total leverage ratio test as of the last day of any period of four consecutive quarters ending during the periods set forth below:

Period	Consolidated Leverage Ratio
January 1, 2008 – June 30, 2008	5.00 : 1.00
July 1, 2008 – September 30, 2008	4.75 : 1.00
October 1, 2008 – March 31, 2009	4.50 : 1.00
April 1, 2009 – September 30, 2009	4.25 : 1.00
October 1, 2009 – March 31, 2010	4.00 : 1.00
April 1, 2010 – December 31, 2010	3.75 : 1.00
January 1, 2011 and thereafter	3.50 : 1.00

The covenant will apply commencing with the fiscal quarter ending March 31, 2008, irrespective of whether any amounts are drawn under the revolving credit facility. The consolidated leverage ratio is the ratio of consolidated total net debt to credit agreement EBITDA. Consolidated total net debt is defined as the aggregate principal amount of all indebtedness of Metavante and its subsidiaries determined on a consolidated basis in accordance with GAAP net of unencumbered and unrestricted cash and cash equivalents. Credit agreement EBITDA is consolidated net income plus income tax expense, net interest expense, amortization of debt issuance costs, depreciation and amortization expense, and certain other non-cash charges included in computing consolidated net income, including, among others, any impairment charge or asset write-off related to intangible assets, long-lived assets, and investments in debt and equity securities pursuant to GAAP, all losses from investments recorded using the equity method, non-cash stock-based awards compensation, fees, costs and expenses incurred as part of transactions, and extraordinary, unusual or non-recurring cash expenses, cash losses or cash charges included in EBITDA for any period provided they do not exceed 5% of consolidated EBITDA for such a period.

The Credit Agreement provides for customary events of default, including non-payment of principal, interest or fees, violation of covenants, material inaccuracy of representations or warranties, specified cross defaults to other material indebtedness, certain bankruptcy events, certain ERISA events, material invalidity of guarantees or security interests, material judgments, change in passive holding company status of Metavante Technologies and change of control. The occurrence of an event of default would permit the holders of the defaulted debt to declare all commitments under the credit facility terminated and all amounts outstanding with respect to that debt immediately due and payable. In addition, upon an event of default, interest will accrue at a rate of 2% per year in excess of the rate otherwise applicable to the loan or other overdue amount.

Metavante incurred approximately $41,231 in costs related to the issuance of the debt, of which $17,500 was paid by M&I on behalf of Metavante and reflected as a capital contribution. The total amount was capitalized and is being amortized using the effective interest method over the life of the related debt.

The notes payable outstanding as of December 31, 2006, were repaid on November 1, 2007 as part of the Separation Transaction.

Maturities of the long-term debt and capital lease obligations are as follows:

Amount
2008	$13,164
2009	17,508
2010	17,500
2011	17,500
2012	17,500
Thereafter	1,666,875

$1,750,047

METAVANTE TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements—(continued)

For the years ended December 31, 2007, 2006 and 2005

(In thousands, except per share data)

Interest Rate Swaps

On November 26, 2007, Metavante entered into amortizing interest rate swap agreements that have an initial aggregate notional value of $1,200,000 with a maturity date of February 1, 2012. The swaps will have a notional value of $1,200,000 through February 2010; $800,000 through February 2011; and $400,000 through February 2012. These interest rate swaps will pay Metavante variable interest at the three-month LIBOR rate, and Metavante will pay the counterparties a fixed rate of 3.865%. The interest rate swap relates to $1,200,000 of the $1,750,000 term loan. Metavante designated the these interest rate swaps as a cash flow hedge in accordance with SFAS 133, “Accounting for Derivatives Instruments and Hedging Activities.” The fair value of the interest rate swap agreements at December 31, 2007 was recorded as a liability of approximately $364, with the offset to AOCI. Fair values for the swap agreements are based on third-party information and reasonable estimates about relevant future market conditions. Metavante recognized no ineffectiveness related to its cash flow hedges during 2007.

9.	Lease Commitments

Metavante leases certain of its facilities and equipment. Certain noncancelable leases are classified as capital leases, and the leased assets are included as part of premises and equipment. Other leases are classified as operating leases and are not capitalized.

The future minimum lease payments under operating leases as of December 31, 2007, are as follows:

2008	$24,217
2009	19,486
2010	15,569
2011	9,496
2012	6,729
Thereafter	30,153

Total	$105,650

Rental expenses charged to operations on operating leases were $27,217, $28,826, and $29,310, for the years ended December 31, 2007, 2006, and 2005, respectively.

10.	Income Taxes

Income tax expense (benefit) for the years ended December 31, 2007, 2006, and 2005, was as follows:

	2007	2006	2005
Current:
Federal	$83,709	$66,033	$62,494
State	12,361	5,461	11,912

Deferred:
Federal	(22,242)	7,549	(761)
State	(3,239)	1,316	(306)

Provision for income taxes	$70,589	$80,359	$73,339

METAVANTE TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements—(continued)

For the years ended December 31, 2007, 2006 and 2005

(In thousands, except per share data)

A reconciliation of the difference between the statutory Federal tax rate and Metavante’s effective tax rate at December 31, 2007, 2006, and 2005, is as follows:

	2007	2006	2005
Statutory Federal rate	35.0%	35.0%	35.0%
State income taxes—net of federal benefit	4.9	1.8	3.9
R&E and other tax credits	(4.3)	(3.5)	(1.3)
Non-deductible impairment charges	24.0	—	—
Other	(0.8)	0.1	0.4

Effective rate	58.8%	33.4%	38.0%

Metavante continues to carry a valuation allowance to reduce certain state deferred tax assets which include, in part, certain state net operating loss carryforwards which expire at various times through 2022. At December 31, 2007, Metavante believes it is more likely than not that these items would not be realized. However, as time passes, Metavante will be able to better assess the amount of net tax benefit it will realize from using these items.

The tax rate effects of temporary differences that give rise to significant elements of deferred tax assets and deferred tax liabilities at December 31, 2007 and 2006, are as follows:

	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$679	$3,671
Share-based compensation	16,582	12,137
Deferred compensation	10,138	3,860
Postretirement benefit obligation	3,937	5,209
Maintenance and license revenues	14,685	10,709
Accrued liabilities	16,251	17,981
Other	15,416	10,047

Total deferred tax asset	77,688	63,614
Valuation allowance	(514)	(614)

Total net deferred tax assets	77,174	63,000

Deferred tax liabilities:
Capitalized software and conversions	44,166	48,323
Premises, equipment and purchased software	7,195	6,100
Goodwill and other intangibles	135,420	123,553
Other	11,980	8,559

Total deferred tax liabilities	198,761	186,535

Net deferred tax liabilities	$121,587	$123,535

Effective January 1, 2007, Metavante adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), and there was no effect on the consolidated financial statements. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48

METAVANTE TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements—(continued)

For the years ended December 31, 2007, 2006 and 2005

(In thousands, except per share data)

prescribes a recognition threshold and measurement process for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Metavante, along with its subsidiaries, files income tax returns in the United States (prior to November 1, 2007 as part of the M&I consolidated return) and various state and foreign jurisdictions. With limited exceptions, Metavante is no longer subject to examinations by federal and state taxing authorities for taxable years before 2003.

Metavante does not anticipate that within 12 months of December 31, 2007, the total amount of unrecognized tax benefits will significantly increase or decrease due to any separate tax position.

As of December 31, 2007 and the date of adoption, the total amount of gross unrecognized tax benefits was $12,075 and $10,532, respectively, of which $9,526 and $8,110, respectively, relate to benefits that, if recognized, would impact the annual effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance as of January 1, 2007	$10,532
Additions based on tax positions related to the current year	1,275
Additions for tax positions of prior years	333
Reductions of tax positions of prior years	(42)
Settlements	(23)

Balance as of December 31, 2007	$12,075

Upon adoption of FIN 48, Metavante changed its policy to include interest and penalties related to income tax liabilities in the provision for income tax. Prior to adoption of FIN 48, Metavante recorded interest and penalties related to income tax liabilities to expense. The total amount of net interest expense included in the income statement as it pertains to the unrecognized tax benefits for 2007 is $418. Not included in the total liability for unrecognized tax benefits as of year end and the date of adoption is $886 and $468, respectively, of interest. Metavante has not accrued any penalties for any unrecognized tax benefits.

Metavante had a tax sharing agreement with M&I, whereby Metavante reimbursed M&I for tax liabilities created as a result of debt being transferred to M&I in conjunction with an aborted IPO in 2000. The transfer of debt caused M&I to recognize a deferred intercompany gain and Metavante received a stepped-up tax basis in the transferred assets. As Metavante amortized the tax basis of the transferred assets M&I recognized a similar amount of gain. Metavante had recorded a deferred tax asset and corresponding payable to M&I of $19,495 as of December 31, 2006. With the completion of the Separation Transaction, Metavante settled the payable to M&I and the deferred tax asset was $0 as of December 31, 2007.

11.	Share-based Payments

Prior to the Separation Transaction, employees of Metavante participated in the Executive Stock Option and Restricted Stock plans of M&I, which provided for the grant of nonqualified and incentive stock options and rights to purchase restricted shares to key employees and directors. The nonqualified and incentive stock option plans generally provided for the grant of options to purchase shares of M&I common stock for a period of ten years from the date of grant. Options granted generally become exercisable over a period of three years from the date of grant; however, options granted after 1996 provided accelerated or immediate vesting for grants to individuals who met certain age and years of service criteria at the date of grant.

METAVANTE TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements—(continued)

For the years ended December 31, 2007, 2006 and 2005

(In thousands, except per share data)

Effective January 1, 2006, Metavante adopted SFAS 123(R), “Share-Based Payment” (“SFAS 123(R)”) and elected the Modified Retrospective Application method to implement SFAS 123(R). Under this method all prior periods were adjusted based on pro forma amounts previously disclosed under SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) requires that compensation cost relating to share-based awards be recognized in the financial statements. That cost is measured based on the fair value of the awards. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award using an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the options, the volatility of the underlying stock, expected dividends and the risk-free interest rate over the expected life of the option. The resulting compensation cost of the awards that are expected to vest is recognized on a straight-line basis over the service period, which is usually the vesting period.

As of November 1, 2007, outstanding M&I options held by Metavante employees were converted to Metavante options per the Employee Matters Agreement. The options were converted based on the average price of Metavante’s common stock over the five business day period of November 6, 2007 through November 12, 2007. This resulted in a conversion whereby one option of M&I stock was converted into 1.76 options of Metavante stock. The exercise price of the M&I options was reduced by the same conversion factor. The intrinsic value of the options was maintained as part of the conversion. Per SFAS 123(R), the conversion from M&I options to Metavante options was a modification of an award. Metavante determined the compensation cost of the modification as the difference in the fair value of the M&I options immediately before the separation and the fair value of the Metavante options immediately after the separation. A charge of $8,725 was recorded in transaction costs on the Consolidated Statements of Income related to the modification of awards or portions of awards that were vested as of the Separation Transaction. The incremental cost for awards or portions of awards that were not vested as of the Separation Transaction will be expensed over the remaining vesting period.

The following table summarizes the assumptions used to determine the fair value of M&I options immediately before the separation and the fair value of Metavante options immediately after the separation:

	M&I Options	Metavante Options
Expected life (years)	1 to 4.9 years	1 to 4.9 years
Expected volatility	18.9%	25.8%
Risk-free interest rate	3.85% - 3.98%	3.85% - 3.98%
Dividend yield	3.07%	0.00%

During 2007, Metavante adopted the Metavante 2007 Equity Incentive Plan (“2007 Plan”), a new share-based compensation plan, which allows for the issuance of up to 21,650,000 shares of Metavante’s common stock, which covers options, restricted stock awards, stock appreciation rights, and performance stock. The shares may be granted to selected officers, key employees, and non-employee directors. During 2007, Metavante granted 3,179,350 stock options and 139,930 restricted stock awards to employees and directors under the 2007 Plan. The options in this initial grant were 25% vested upon grant and 25% in each of the three years thereafter. The vested options resulted in a charge of $5,412 recorded during 2007.

Metavante recognized total compensation cost, including the charges described above, for share-based compensation arrangements of $21,125, $8,104, and $7,624, for the years ended December 31, 2007, 2006, and 2005, respectively.

METAVANTE TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements—(continued)

For the years ended December 31, 2007, 2006 and 2005

(In thousands, except per share data)

Stock Options

Under the 2007 Plan, options generally provide for the right to purchase shares of Metavante common stock for a period of ten years from the date of grant. Options generally vest and become exercisable over a four year period from the date of grant, with 25% of the shares becoming vested and exercisable one year after the date of grant and an additional 25% becoming vested and exercisable on the second, third, and fourth anniversaries of the date of grant.

The following table presents a summary of the activity of Metavante stock options from the date of separation (all figures in the table represent options converted based on the Employee Matters Agreement):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)

Outstanding options—November 1, 2007 (converted)	7,555	$22.06
Options granted	3,179	23.33
Options cancelled	(50)	18.03
Options exercised	(93)	16.14

Outstanding options—December 31, 2007	10,591	$22.61	7.5 years	$16,108

Exercisable—December 31, 2007	6,624	$21.50	6.4 years	$16,108

The following table summarizes information about Metavante stock options at December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)

$6.83 – 13.64	239	$12.93	2.9	239	$12.93	2.9
$13.65 – 20.46	2,483	17.87	4.3	2,474	17.87	4.3
Over $ 20.47	7,869	24.40	8.7	3,911	24.33	8.0

	10,591	22.61	7.5	6,624	21.51	6.4

The amount of options vested or expected to vest at December 31, 2007, does not differ significantly from the amount outstanding. The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing method.

The following assumptions were used for the initial Metavante option grant for the year ended December 31, 2007:

Expected life (years)	5 years
Expected volatility	25.8%
Risk-free interest rate	3.7%
Dividend yield	0.0%

METAVANTE TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements—(continued)

For the years ended December 31, 2007, 2006 and 2005

(In thousands, except per share data)

The expected life of options represents the period of time that the options granted are expected to be outstanding and is based on historical experience of employees of Metavante that had been granted stock options under the stock option plans of M&I. Expected volatility was derived by using the average volatility of similar companies since it is not practicable to estimate Metavante’s expected volatility due to lack of trading history. The risk-free interest rate is based on the zero coupon United States Treasury issue as of the separation from M&I. The dividend yield was 0% since Metavante does not expect to pay dividends. The weighted average fair value of Metavante stock options issued after the Separation Transaction was $6.81 per option for 2007.

The total intrinsic value of nonqualified and incentive stock options exercised between November 1 and December 31, 2007 was $679, and the tax benefit realized for the tax deductions from these option exercises was $258. The total cash received from option exercises after the Separation Transaction was $1,508. Metavante issued new shares related to these option exercises.

As of December 31, 2007, there was approximately $23,028 of total unrecognized compensation expense related to unvested nonqualified and incentive stock options. This amount is expected to be recognized over the weighted average period of 2.6 years.

For the years ended December 31, 2007, 2006, and 2005, the expense for nonqualified and incentive stock options that is included in the Consolidated Statements of Income amounted to $19,725, $6,813, and $6,271, respectively. The expense includes the Metavante and M&I stock option plans.

Restricted Stock Awards

Metavante grants restricted stock awards to employees under the 2007 Plan. A restricted stock award is an award of shares of Metavante’s common stock that is subject to time-based vesting during a specified period, which is generally four years. Restricted stock awards are independent of option grants and are generally subject to forfeiture if employment terminates prior to the vesting of the awards. Participants have full voting and dividend rights with respect to shares of restricted stock.

Metavante expenses the cost of the restricted stock awards, which is determined to be the fair market value of the restricted stock awards at the date of grant, on a straight-line basis over the vesting period. For these purposes, the fair market value of the restricted stock award is determined based on the closing price of Metavante’s common stock on the grant date.

The following table presents a summary of the activity for Metavante’s restricted stock awards:

	Number of Shares	Weighted Average Fair Value at Grant Date (per share)	Weighted Average Remaining Vesting Term

Restricted stock awards—November 1, 2007 (converted)	12	$75.06
Granted	140	23.00
Forfeited	(1)	23.00

Restricted stock awards—December 31, 2007	151	$27.14	3.8 years

METAVANTE TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements—(continued)

For the years ended December 31, 2007, 2006 and 2005

(In thousands, except per share data)

Restricted stock awards of M&I stock were converted into M&I restricted stock awards and Metavante restricted stock awards in accordance with the terms of the Separation Transaction. The weighted average fair value of the outstanding restricted stock awards, as of the Separation Transaction, reflect the fair value of both the M&I and Metavante restricted stock awards.

For the year ended December 31, 2007 the expense for restricted stock awards that is included in the Consolidated Statements of Income amounted to $236.

ESPP Plan

Metavante has a qualified employee stock purchase plan (the “ESPP”) which gives employees who elect to participate in the ESPP the right to acquire shares of Metavante’s common stock at the purchase price, which is 85% of the fair market value of Metavante’s common stock on the last day of each three month period offering period. Employee contributions under the ESPP are made ratably during the plan period. Prior to the Separation Transaction, Metavante employees participated in the M&I qualified stock purchase plan, which had similar terms to the Metavante ESPP plan. For the years ended December 31, 2007, 2006, and 2005, the total expense for the ESPP in the Consolidated Statements of Income amounted to $1,164, $1,291, and $1,353, respectively, which includes compensation expense associated with both the Metavante plan and the M&I plan.

12.	Employee Retirement and Health Plans

Defined contribution plan

Metavante has a defined contribution plan that consists of a retirement plan for substantially all employees. As of December 31, 2007, the retirement plan provides for a guaranteed contribution to eligible participants equal to 2% of compensation, and at Metavante’s option, an additional profit sharing contribution may also be contributed to the retirement plan based on Metavante’s earnings performance. Prior to the establishment of the Metavante defined contribution plan, Metavante employees participated in the M&I deferred contribution plan. Through December 31, 2007, the terms of the Metavante plan matched the terms of the M&I plan. Total expense, excluding the Founder’s Grant described below, related to the plans were $23,233, $29,156, and $25,016 in 2007, 2006, and 2005, respectively.

During 2007, Metavante made a one-time grant of Metavante common stock (the “Founder’s Grant”), to employees through Metavante’s defined contribution plan. Metavante made a cash contribution of $11,244 to the defined contribution plan and the defined contribution plan purchased shares of Metavante common stock. Each eligible employee received a contribution of approximately two thousand dollars.

Deferred compensation plan

Metavante has established a deferred compensation plan to allow employees to defer receipt of current compensation in order to provide future retirement benefits. Eligibility is limited to senior management and highly compensated employees as determined by the plan Administrator. Prior to the establishment of the Metavante deferred compensation plan, certain Metavante employees participated in the M&I deferred compensation plan. As of November 1, 2007, M&I transferred to Metavante the liability as well as the value of the assets held in trust related to Metavante employees participating in the M&I plan. A liability of $15,915 is included in Other long-term liabilities on the Consolidated Balance Sheet as of December 31, 2007. An asset related to the value of the assets was recorded in Other assets on the Consolidated Balance Sheet as of December 31, 2007 of $14,748 and is held in a trust account. Future payments of benefits will be made from the

METAVANTE TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements—(continued)

For the years ended December 31, 2007, 2006 and 2005

(In thousands, except per share data)

trust account until the trust assets are reduced to zero, with additional payments being made from operating cash. Metavante recorded expense of $170 for the year ended December 31, 2007 related to the deferred compensation plan.

Defined benefit plan

Metavante sponsors a defined benefit health plan that provides health care benefits to eligible current and retired employees. Eligibility for retiree benefits is dependent upon age, years of service, and participation in the health plan during active service. Employees hired, including employees retained from mergers, after September 1, 1997, will be granted access to the plan upon retirement; however, such retirees must pay 100% of the cost of health care benefits. The plan continues to contain other cost-sharing features such as deductibles and coinsurance.

As part of the Separation Transaction, M&I retained the obligation to provide retiree medical coverage for all Metavante employees who have retired or who met the eligibility requirements but have not yet retired as of November 1, 2007. As a result, Metavante transferred the benefit obligation and the related plan assets to M&I as of November 1, 2007. Metavante will retain the benefit obligation related to all other Metavante employees not covered above. Metavante intends to meet the benefit obligations of the defined benefit health plan through operating cash and does not intend to make contributions to the plan or intend for the plan to hold any assets.

The following table provides detail of changes in the projected benefit obligations, the fair value of plan assets and the funded status of Metavante’s defined benefit health plan as of Metavante’s December 31 measurement date:

	2007	2006
Reconciliation of benefit obligations:
Benefit obligation at beginning of year	$16,511	$17,240
Service cost	730	976
Interest cost	899	943
Plan participants’ contributions	—	290
Actuarial (gain) loss	(1,531)	(3,170)
Acquisitions	—	842
Transfer to M&I as part of separation	(8,159)	—
Benefits paid, less federal subsidy	(403)	(610)

Benefit obligation at end of year	$8,047	$16,511

	2007	2006
Reconciliation of plan assets:
Fair value of plan assets at beginning of year	$6,892	$3,033
Actual return on plan assets	706	398
Employer contribution/payments	1,786	1,956
Plan participants’ contributions	—	290
Acquisitions	—	1,825
Transfer to M&I as part of separation	(8,937)	—
Gross benefits paid	(447)	(610)

Fair value of plan assets, end of year	$—	$6,892

Funded status of plan	$(8,047)	$(9,619)

METAVANTE TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements—(continued)

For the years ended December 31, 2007, 2006 and 2005

(In thousands, except per share data)

	2007	2006
Amounts recognized in the Consolidated Balance Sheets:
Current liabilities	$—	$—
Non-current liabilities	(8,047)	(9,619)

Total liabilities	$(8,047)	$(9,619)

	2007	2006
Amounts recognized in accumulated other comprehensive income:
Actuarial (gain) / loss	$(17)	$1,915
Prior service cost	(2,370)	(5,355)

Total amounts recognized in accumulated other comprehensive income	$(2,387)	$(3,440)

The amounts that will be amortized from accumulated other comprehensive income as a reduction of net periodic benefit cost in 2008 are as follows:

Actuarial gains / (loss)	$—
Prior service (credit) / cost	(309)

Total	$(309)

The following table provides detail on Metavante’s net periodic benefit costs:

	2007	2006	2005
Components of net periodic benefit cost:
Service cost	$730	$976	$868
Interest cost	899	943	974
Expected return on plan assets	(343)	(211)	(127)
Prior service amortization	(573)	(626)	(626)
Actuarial loss amortization	18	450	396

Net periodic benenfit cost	$731	$1,532	$1,485

Weighted-average assumptions used to determine benefit obligations as of December 31 and weighted-average assumptions used to determine net periodic benefit costs for the years ended December 31 are as follows:

	2007	2006	2005
Assumptions for benefit obligations:
Discount rate	6.15%	5.75%	5.00%

Assumptions for net periodic benefit cost:
Discount rate	5.75%	5.00%	6.25%
Expected return on plan assets	N/A	5.25%	5.25%

The weighted average discount rate used in determining the accumulated postretirement benefit obligation (“APBO”) was based on matching Metavante’s estimated plan duration to a yield curve derived from a portfolio

METAVANTE TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements—(continued)

For the years ended December 31, 2007, 2006 and 2005

(In thousands, except per share data)

of high-quality corporate bonds with yields within the 10th and 90th percentiles. The portfolio consisted of approximately 500 actual Aa quality bonds at various maturity points across the full maturity spectrum that were all United States issues and non-callable (or callable with make whole features) with a minimum amount outstanding of $50.0 million.

The assumed health care cost trend for 2008 was 8.00%. The rate was assumed to decrease gradually to 5.00% in 2014 and remain at that level thereafter. The assumed health care cost trend rate has a significant effect on the amounts reported for the health care plan. A one-percentage point change on assumed health care cost trend rates would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
Effect on accumulated postretirement benefit obligation	$1,070	$(930)
Effect on aggregate service and interest cost	157	(135)

The following table summarizes the composition of plan assets as of December 31, 2007 and 2006:

	2007	2006
Plan assets by category:
Equity securities	—	52%
Tax-exempt debt securities	—	45%
Cash	—	3%

Total	—	100%

The following benefit payments which reflect expected future service, as appropriate, as of December 31, 2007, are expected to be paid:

2008	$6
2009	26
2010	59
2011	110
2012	184
2013-2017	2,819

13.	Guarantees

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” (“FIN 45”) elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.

Metavante offers credit card processing to its customers. Under the rules of the credit card associations, Metavante has certain contingent liabilities for card transactions acquired from merchants. This contingent liability arises in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder’s favor. In such case, Metavante charges the transaction back (“chargeback”) to the merchant

METAVANTE TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements—(continued)

For the years ended December 31, 2007, 2006 and 2005

(In thousands, except per share data)

and the disputed amount is credited or otherwise refunded to the cardholder. If Metavante is unable to collect this amount from the merchant, due to the merchant’s insolvency or other reasons, Metavante will bear the loss for the amount of the refund paid to the cardholder. In most cases this contingent liability situation is unlikely to arise because most products or services are delivered when purchased, and credits are issued by the merchant on returned items. However, where the product or service is not provided until some time following the purchase, the contingent liability may be more likely. This credit loss exposure is within the scope of the recognition and measurement provisions of FIN 45. Metavante concluded that the fair value of the contingent liability was immaterial due to the following factors: (1) merchants are evaluated for credit risk in a manner similar to that employed in making lending decisions; (2) if deemed appropriate, Metavante obtains collateral which includes holding funds until the product or service is delivered or the merchant severs its relationship with a merchant; and (3) compensation, if any, received for providing the guarantee is minimal.

Metavante assesses the contingent liability and records credit losses for known losses and a provision for losses incurred but not reported which are based on historical chargeback loss experience. Metavante had no net losses for the years ended December 31, 2007, 2006, and 2005, respectively.

Metavante’s master license agreement includes an indemnification clause that indemnifies the licensee against claims, suits or other proceedings (including reasonable attorneys’ fees and payment of any final settlement or judgment) brought by third parties against the licensee alleging that a software product, by itself and not in combination with any other hardware, software or services, when used by licensee as authorized under the master license agreement, infringes a United States patent or United States copyright issued or registered as of the date the master license agreement is executed. Metavante’s obligation to indemnify a licensee is contingent on the licensee providing prompt written notice of the claim, full authority and control of the defense and settlement of the claim and reasonable assistance at Metavante’s request and expense, to defend or settle such claim.

In the event a software product becomes, or in Metavante’s opinion is likely to become, the subject of an infringement claim, Metavante may, at its option and expense, either procure for the licensee the right to continue using the software product, modify the software product so that it becomes noninfringing, substitute the software product with other software of the same material capability and functionality or where none of these options are reasonably available, terminate the license granted and refund the unearned portion of the initial license fee.

Metavante’s obligation is subject to certain exceptions and Metavante will have no obligation with respect to any infringement claim based upon any failure to use the software product in accordance with the license agreement or for purposes not intended by Metavante, Metavante’s modification of the software product in compliance with specifications or requirements provided by the licensee, use of any part of the software product in conjunction with third-party software, hardware, or data not authorized in the license agreement, modification, addition, or change to any part of the software product by the licensee or its agents or any registered user, use of any release of the software product other than the most current release made available to the licensee, and any claim of infringement arising more than five years after the delivery date of the applicable software product.

At December 31, 2007 and 2006, there were no liabilities reflected on the Consolidated Balance Sheets related to these indemnifications.

14.	Warrants

On June 29, 2007, Metavante signed a warrant agreement which grants Metavante warrants to purchase 2.5 million shares of a publicly-traded software provider. The warrants were received as part of a software development, distribution, license, and support agreement with the software provider. The warrants are vested

METAVANTE TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements—(continued)

For the years ended December 31, 2007, 2006 and 2005

(In thousands, except per share data)

upon attainment of certain milestones through December 31, 2012. As of December 31, 2007, 0.5 million warrants are vested, but cannot be exercised until December 31, 2012. The fair value of the vested warrants is recorded in other assets and as of June 29, 2007, was $5,610. The offset was recorded to reduce Capitalized software and conversions, net on the Consolidated Balance Sheet as the warrants were received concurrently with software license payments made to the software provider. This transaction was recorded as a non-cash item in the Consolidated Statement of Cash Flows. The unvested warrants will be recorded at the date at which Metavante’s performance milestones necessary to earn the warrants are complete.

The vested warrants are considered derivatives per SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”. The fair value of the vested warrants will be recorded at the end of each reporting period with changes in fair value recorded to earnings. The fair value of the warrants was $5,200 at December 31, 2007.

15.	Related Party Transactions

Metavante was a wholly-owned subsidiary of M&I until the Separation Transaction. Certain expenses were incurred by M&I on behalf of Metavante and were allocated to Metavante through various intercompany service charges. The method of allocation varied by type of expense, and, where possible, included all expenses directly attributable to Metavante. These transactions may not be reflective of those that would have been incurred by unrelated parties. Costs allocated to Metavante totaled $51,765, $50,227, and $41,335 for the years ended December 31, 2007, 2006, and 2005, respectively.

Metavante had various notes payable with M&I at December 31, 2006. All notes payable to M&I were subsequently repaid in November 2007.

16.	Contingencies

During its normal course of business, Metavante may be involved from time to time in litigation. Metavante recorded a reserve in the amount of $8,585 and $8,248 as of December 31, 2007 and 2006, respectively for the estimated exposure and legal fees related to a contractual dispute with a customer. No significant change in this litigation or the estimated exposure has occurred since December 31, 2007.

17.	Segments

Metavante determines its operating segments based on the information utilized by the chief operating decision maker, Metavante’s Chief Executive Officer, to allocate resources and assess performance. Based on this information, Metavante has determined that it operates in two operating segments—the Financial Solutions Group (“FSG”) and the Payment Solutions Group (“PSG”). FSG offers a comprehensive suite of technology and business services that are critical to a financial institution’s ability to attract, expand and service existing and prospective customers. PSG offers a comprehensive suite of payment products and services, including credit, debit and prepaid debit card management and a national payments network. These reportable segments are strategic business units through which we offer different products and services. Metavante evaluates the performance of our segments based on their respective revenues and segment operating income, which excludes certain corporate costs, impairment charges, transaction related costs, net interest expense, and income taxes. During 2007, Metavante transferred the Image Solutions business, which was previously reported in the FSG segment, to the PSG segment. Segment reporting for all periods presented has been adjusted to reflect this change.

METAVANTE TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements—(continued)

For the years ended December 31, 2007, 2006 and 2005

(In thousands, except per share data)

The following sets forth certain financial information attributable to our business segments for the years ended December 31, 2007, 2006, and 2005, respectively:

	FSG	PSG	Total
2007
Revenue	$636,230	$961,893	$1,598,123
Expenses	481,612	685,071	1,166,683

Segment operating income	154,618	276,822	431,440

Net corporate/other expenses (1)			(311,400)

Income before income taxes			$120,040

2006
Revenue	$614,505	$889,673	$1,504,178
Expenses	470,070	632,935	1,103,005

Segment operating income	144,435	256,738	401,173

Net corporate/other expenses (1)			(160,690)

Income before income taxes			$240,483

2005
Revenue	$545,118	$739,879	$1,284,997
Expenses	440,914	516,286	957,200

Segment operating income	104,204	223,593	327,797

Net corporate/other expenses (1)			(134,927)

Income before income taxes			$192,870

(1)	Net corporate/other expenses include human resources, legal, finance and accounting, acquisition intangible amortization, transaction related costs, impairment charges, interest, and various other unallocated overhead charges. These costs are not allocated to the segments when Metavante management evaluates segment performance.

	FSG	PSG	Corporate/ Other	Consolidated

2007
Depreciation and amortization expense	$68,540	$55,112	$30,731	$154,383

Identifiable assets	$684,588	$1,979,441	$435,970	$3,099,999

Capital expenditures	$99,123	$41,514	$2,800	$143,437

2006
Depreciation and amortization expense	$62,562	$54,310	$27,569	$144,441

Identifiable assets	$615,610	$1,872,076	$527,628	$3,015,314

Capital expenditures	$65,741	$40,864	$2,816	$109,421

2005
Depreciation and amortization expense	$66,824	$53,888	$18,422	$139,134

Identifiable assets	$531,099	$1,817,453	$509,237	$2,857,789

Capital expenditures	$71,270	$39,550	$1,152	$111,972

METAVANTE TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements—(continued)

For the years ended December 31, 2007, 2006 and 2005

(In thousands, except per share data)

Revenues to customers outside the United States comprised approximately 3.6%, 2.5% and 1.5% of total revenues in 2007, 2006 and 2005, respectively. As of December 31, 2007 and 2006, Metavante did not have a significant amount of net assets located outside of the United States.

18.	Quarterly Financial Data (unaudited)

Quarterly financial data for 2007 and 2006 is as follows:

	Quarter Ended
	March 31		June 30		September 30		December 31
2007:
Total revenue	$387,241		$395,735		$406,913		$408,234
Income (loss) from operations	76,183		73,797		86,107		(83,191)
Net income (loss)	49,275		42,861		50,161		(92,846)
Net earnings (loss) per share:
Basic	N/A	(b)	N/A	(b)	N/A	(b)	$(0.78	)(a)
Diluted	N/A	(b)	N/A	(b)	N/A	(b)	$(0.78	)(a)

2006:
Total revenue	$370,947		$373,540		$373,774		$385,917
Income from operations	61,921		65,788		71,980		72,278
Net income	34,530		40,374		41,240		43,980
Net earnings per share:
Basic	N/A	(b)	N/A	(b)	N/A	(b)	N/A	(b)
Diluted	N/A	(b)	N/A	(b)	N/A	(b)	N/A	(b)

(a)	Weighted average shares was calculated from November 2, 2007 through December 31, 2007, which represents the actual number of days that shares of Metavante’s common stock were publicly traded during the quarter.

(b)	Net earnings per share was not calculated for the first three quarters of 2007 and for quarters within the year ended December 31, 2006 as Metavante Technologies, Inc. was a wholly-owned subsidiary of Marshall & Ilsley.

The sum of the quarters may not equal the total of the respective year’s earnings per share on either a basic or diluted basis due to changes in the weighted average shares outstanding during the year.

19.	Subsequent Events

During January 2008, Metavante announced the closing of two acquisitions, each of which will operate within the Payment Solutions Group. Metavante acquired Nomad Payments Limited (“Nomad”) for approximately $58,000 in cash. Nomad, headquartered in London, United Kingdom, is a leading provider of prepaid and debit card processing and licensed software. Metavante also acquired BenSoft Incorporated (“BenSoft”) located in San Diego, CA. BenSoft’s RepayMe product is an industry-leading software that provide third-party administrators, health plans and self-administrating employers with an online reimbursement solution for flexible spending accounts, health reimbursement accounts, and health savings accounts.

On January 30, 2008, Metavante entered into an interest rate swap with a notional value of $200,000 with an effective date of February 1, 2008 and a termination date of February 1, 2012. Metavante will pay a fixed interest rate of 3.436% per annum and receive 3-month LIBOR, with settlement dates of February 1, May 1, August 1 and November 1. This swap effectively fixes Metavante’s rate on an additional $200,000 of debt at 5.186%. Metavante designated this swap as a cash flow hedge in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.”

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A (T). Controls	and Procedures

Evaluation of Disclosure Controls and Procedures

Metavante carried out an evaluation, under the supervision and with the participation of management, including Metavante’s Chief Executive Officer, and its Chief Financial Officer, of the effectiveness, as of December 31, 2007, of the design and operation of the disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, Metavante’s Chief Executive Officer and its Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of December 31, 2007.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Metavante’s registered public accounting firm regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There has been no change in Metavante’s internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, Metavante’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding our directors and Section 16(a) beneficial ownership reporting compliance is incorporated by reference from our definitive proxy statement for our 2008 annual meeting of shareholders under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance Matters.” The balance of the response to this item is contained in the discussion entitled “Executive Officers of the Registrant” under Item 4 of Part I of this Annual Report.

Information about our audit committee financial expert is incorporated by reference to our definitive proxy statement for our 2008 annual meeting of shareholders under the caption “Corporate Governance Matters—Committees of the Board of Directors—Audit Committee.”

Metavante has adopted a Code of Business Conduct and Ethics that applies to all employees, directors and officers, including our Chief Executive Officer, principal financial officer and principal accounting officer, which is available on our website at www.metavante.com. Any amendment to, or waiver from, a provision of the Code of Business Conduct and Ethics, as it applies to those officers will be posted on our website.

Item 11.	Executive Compensation

The information required by Item 11 is incorporated by reference to the information set forth under “Executive Compensation” and “Directors Compensation” in our definitive proxy statement for our 2008 annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference to the information set forth under “Security Ownership by Certain Beneficial Owners and Management” and “Executive Compensation” in our definitive proxy statement for our 2008 annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2007.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference to the information set forth under “Corporate Governance Matters” and “Certain Relationships and Transactions with the Company” in our definitive proxy statement for our 2008 annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2007.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference to the information set forth under “Audit Committee Report—Fees Paid to Independent Registered Public Accounting Firm” in our definitive proxy statement for our 2008 annual meeting of shareholders, which will be filed with the SEC no later than 120 days after the close of the fiscal year ended December 31, 2007.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statement Schedule

The following financial statement schedule is included in this Annual Report on Form 10-K:

SCHEDULE II

Valuation and Qualifying Accounts

Allowance for Doubtful Accounts

(Amounts in thousand)

Year Ended December 31,	Beginning Balance	Charged to Expense	Write-offs	Acquired Allowance	Ending Balance

2007	$12,243	$8,698	$(6,262)	$—	$14,679
2006	11,935	9,602	(9,369)	75	12,243
2005	9,768	9,280	(7,752)	639	11,935

All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

Exhibits

The exhibits listed in the accompanying exhibit index are filed as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METAVANTE TECHNOLOGIES, INC.

Date: March 3, 2008	By:	/S/ TIMOTHY C. OLIVER
Timothy C. Oliver Senior Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ FRANK R. MARTIRE Frank R. Martire	President and Chief Executive Officer (Principal Executive Officer) and Director	March 3, 2008

/S/ TIMOTHY C. OLIVER Timothy C. Oliver	Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 3, 2008

/S/ KENNETH F. BEST Kenneth F. Best	Vice President and Corporate Controller (Principal Accounting Officer)	March 3, 2008

/S/ DAVID COULTER David Coulter	Director	March 3, 2008

/S/ L. DALE CRANDALL L. Dale Crandall	Director	March 3, 2008

/S/ MICHAEL D. HAYFORD Michael D. Hayford	Director	March 3, 2008

/S/ STEPHAN A. JAMES Stephan A. James	Director	March 3, 2008

/S/ TED D. KELLNER Ted D. Kellner	Director	March 3, 2008

/S/ DENNIS J. KUESTER Dennis J. Kuester	Director	March 3, 2008

/S/ SHANTANU NARAYEN Shantanu Narayen	Director	March 3, 2008

/S/ DIANNE M. NEAL Dianne M. Neal	Director	March 3, 2008

/S/ JAMES C. NEARY James C. Neary	Director	March 3, 2008

/S/ ADARSH K. SARMA Adarsh K. Sarma	Director	March 3, 2008

METAVANTE TECHNOLOGIES, INC.

(Commission File No. 001-33747)

Exhibit Index

to

Annual Report on Form 10-K

for the Year Ended December 31, 2007

Exhibit No.	Description	Incorporated Herein by Reference to	Filed Herewith
2.1	Investment Agreement, dated as of April 3, 2007, among Marshall & Ilsley Corporation, Metavante Corporation, Metavante Holding Company, Montana Merger Sub Inc. and WPM, L.P.	Annex A to the proxy statement/prospectus-information statement included in the Registrant’s Registration Statement on Form S-4 (Registration No. 333-143143) (the “Form S-4 Registration Statement”)

2.2	Separation Agreement, dated as of April 3, 2007, among Marshall & Ilsley Corporation, New M&I Corporation, Metavante Corporation and Metavante Holding Company.	Annex B to the Form S-4 Registration Statement

2.3	Description of Disclosure Letters to the Investment Agreement.	Exhibit 2.3 to Amendment No. 1 to the Form S-4 Registration Statement

2.4	Description of Disclosure Schedules to the Separation Agreement.	Exhibit 2.4 to Amendment No. 1 to the Form S-4 Registration Statement

3.1	Restated Articles of Incorporation of Metavante Holding Company.*	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 6, 2007 (the “November 6, 2007 Form 8-K”)

3.2	Amended and Restated By-laws Metavante Technologies, Inc.	Exhibit 3.2 to the November 6, 2007 Form 8-K

4.1.1	Shareholders Agreement, dated as of November 1, 2007, among Metavante Technologies, Inc., WPM, L.P. and the other shareholders party thereto.	Exhibit 4.1 to the November 6, 2007 Form 8-K

4.1.2	Amendment No. 1 to Shareholders Agreement, dated as of February 20, 2008, among Metavante Technologies, Inc. and WPM, L.P.		X

4.2	Stock Purchase Right Agreement, dated as of November 1, 2007, between Metavante Technologies, Inc. and WPM, L.P.	Exhibit 4.2 to the November 6, 2007 Form 8-K

4.3.1	Credit Agreement, dated November 1, 2007, with respect to a term loan facility and revolving credit facility, among Metavante Technologies, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, Lehman Commercial Paper Inc. and Baird Financial Corporation, as Documentation Agents, Morgan Stanley Senior Funding Inc., as Syndication Agent, and the several lenders from time to time parties thereto.	Exhibit 4.3.1 to the November 6, 2007 Form 8-K

Exhibit No.	Description	Incorporated Herein by Reference to	Filed Herewith
4.3.2	Guarantee and Collateral Agreement, dated November 1, 2007, made by Metavante Technologies, Inc. and Metavante Corporation and certain of its subsidiaries in favor of JPMorgan Chase Bank, as Administrative Agent for the Lenders (as defined therein).	Exhibit 4.3.2 to the November 6, 2007 Form 8-K

10.1**	Metavante Directors Deferred Compensation Plan.	Exhibit 10.1 to the November 6, 2007 Form 8-K

10.2**	Employment Agreement, dated November 1, 2007, by and between Metavante Technologies, Inc. and Frank R. Martire.	Exhibit 10.2 to the November 6, 2007 Form 8-K

10.3**	Employment Agreement, dated November 1, 2007, by and between Metavante Technologies, Inc. and Michael D. Hayford.	Exhibit 10.3 to the November 6, 2007 Form 8-K

10.4**	Employment Agreement, dated November 1, 2007, by and between Metavante Technologies, Inc. and Frank G. D’Angelo.	Exhibit 10.4 to the November 6, 2007 Form 8-K

10.5**	Employment Agreement, dated November 1, 2007, by and between Metavante Technologies, Inc. and Donald W. Layden, Jr.	Exhibit 10.5 to the November 6, 2007 Form 8-K

10.6**	Form of Change of Control Agreement for Messrs. Martire and Hayford.	Exhibit 10.6 to the November 6, 2007 Form 8-K

10.7**	Form of Change of Control Agreement for Messrs. D’Angelo and Layden.	Exhibit 10.7 to the November 6, 2007 Form 8-K

10.8**	Form of Change of Control Agreement for Messrs. Oliver and Bolton.	Exhibit 10.8 to the November 6, 2007 Form 8-K

10.9**	Form of Change of Control Agreement for executive officers other than Messrs. Martire, Hayford, D’Angelo, Layden, Oliver and Bolton.	Exhibit 10.9 to the November 6, 2007 Form 8-K

10.10**	Metavante 2007 Equity Incentive Plan.	Exhibit 10.10 to the November 6, 2007 Form 8-K

10.10(a)**	Form of Metavante Non-Statutory Stock Option Award—Certificate of Award Agreement.	Exhibit 10.10(a) to the November 6, 2007 Form 8-K

10.10(b)**	Form of Metavante Restricted Stock Award—Certificate of Award Agreement.	Exhibit 10.10(b) to the November 6, 2007 Form 8-K

10.11**	Metavante Technologies, Inc. Incentive Compensation Plan.	Exhibit 10.11 to the November 6, 2007 Form 8-K

10.12**	Metavante Executive Deferred Compensation Plan.	Exhibit 10.12 to the November 6, 2007 Form 8-K

10.13**	Metavante 2007 Employee Stock Purchase Plan.	Exhibit 10.13 to the November 6, 2007 Form 8-K

Exhibit No.	Description	Incorporated Herein by Reference to	Filed Herewith
10.14	Tax Allocation Agreement, dated as of April 3, 2007, among Marshall & Ilsley Corporation, New M&I Corporation, Metavante Corporation and Metavante Holding Company.	Annex C to the Form S-4 Registration Statement

10.15	Employee Matters Agreement, dated as of April 3, 2007, among Marshall & Ilsley Corporation, New M&I Corporation, Metavante Corporation and Metavante Holding Company.	Exhibit 10.2 to Amendment No. 2 to the Form S-4 Registration Statement

10.15(a)	Amendment No. 1 to the Employee Matters Agreement among Marshall & Ilsley Corporation, New M&I Corporation, Metavante Corporation and Metavante Holding Company.	Exhibit 10.15(a) to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007.

10.16**	Form of Director Stock Option Agreement		X

21.1	Subsidiaries of the Registrant		X

23.1	Consent of Deloitte & Touche LLP		X

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

*	Pursuant to the Restated Articles of Incorporation, the name of the corporation was changed from “Metavante Holding Company” to “Metavante Technologies, Inc.”
**	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.