Form 10-Q
period 2008-03-31
Metavante Technologies, Inc.
filed 2008-05-12
CIK 1399768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number 001-33747

METAVANTE TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Wisconsin	39-0968604
(State of incorporation)	(I.R.S. Employer Identification No.)

4900 West Brown Deer Road, Milwaukee Wisconsin	53223
(Address of principal executive offices)	(Zip code)

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 8, 2008
Common Stock, $0.01 par value	119,563,350 shares

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

METAVANTE TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)

	March 31, 2008	December 31, 2007
Assets
Current Assets:
Cash and cash equivalents	$198,388	$185,528
Restricted funds	428,452	386,250
Accounts receivable, net	128,598	127,859
EFD processing receivables	99,873	110,788
Unbilled revenues	111,965	109,632
Deferred income taxes	37,638	37,638
Other current assets	56,190	55,813

Total current assets	1,061,104	1,013,508
Capitalized software and conversions, net	241,353	232,743
Premises and equipment, net	139,391	138,040
Goodwill and other intangibles, net	1,623,082	1,560,141
Other assets	158,755	155,567

Total	$3,223,685	$3,099,999

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$17,500	$13,164
Accounts payable	19,603	23,754
Accrued compensation and related benefits	24,800	48,048
Accrued expenses	223,335	180,956
Payments held for third party remittance	422,113	383,851
Deferred revenues	169,897	160,542
Other current liabilities	40,241	46,142

Total current liabilities	917,489	856,457
Long-term debt	1,732,544	1,736,883
Deferred income taxes	146,453	159,225
Other long-term liabilities	91,407	33,962

Total liabilities	2,887,893	2,786,527
Minority interest	13,821	14,121
Commitments and Contingencies—See Note 15
Shareholders’ Equity:
Preferred stock, $0.01 par value-authorized, 5,000 shares; no shares issued	—	—
Common stock, $0.01 par value-authorized, 200,000 shares; issued and outstanding, 119,540 and 119,117 shares, respectively	1,195	1,191
Treasury stock, at cost 7 shares in 2008	(66)	—
Additional paid-in capital	1,468,300	1,462,050
Retained deficit	(1,135,920)	(1,170,892)
Accumulated other comprehensive (loss) income	(11,538)	7,002

Total shareholders’ equity	321,971	299,351

Total	$3,223,685	$3,099,999

See notes to condensed consolidated financial statements

METAVANTE TECHNOLOGIES, INC.

Condensed Consolidated Statements of Income (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2008	2007
Processing and services revenue	$424,564	$387,241
Expenses:
Cost of processing and services	280,648	254,811
Selling, general and administrative	58,724	56,247

Total expenses	339,372	311,058

Income from operations	85,192	76,183
Other non-operating income (expense):
Interest income	820	3,550
Interest expense	(28,491)	(10,834)
Net (loss) gain related to Firstsource	(562)	8,028
Other	492	34

Income before income taxes	57,451	76,961
Provision for income taxes	22,479	27,686

Net income	$34,972	$49,275

Net earnings per share: (1)
Basic	$0.29	—
Diluted	$0.29	—
Weighted average shares:
Basic	119,008	—
Diluted	119,889	—

(1)	Net earnings per share was not calculated for the three month period ended March 31, 2007 as Metavante was a wholly-owned subsidiary of Marshall & Ilsley Corporation.

See notes to condensed consolidated financial statements

METAVANTE TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2008	2007
Operating Activities:
Net income	$34,972	$49,275
Adjustments to reconcile net income to net cash from operating activities:
Depreciation of premises and equipment	9,772	10,533
Amortization	27,897	26,712
Amortization of debt issuance costs	1,854	—
Deferred income taxes	242	(1,246)
Stock-based compensation expense	3,405	1,568
Other non-cash items	71	(443)
Net loss (gains) related to Firstsource	562	(8,028)
Changes in assets and liabilities—net of effect from acquisitions of businesses and foreign currency adjustments:
Accounts receivable	2,798	(13,749)
EFD processing receivables	10,963	(7,067)
Unbilled revenues	(2,276)	4,308
Other assets	1,059	(6,696)
Accounts payable and accrued liabilities	23,348	(4,107)
Deferred revenues	7,863	13,072
Other liabilities	(1,510)	(5,100)

Net cash from operating activities	121,020	59,032

Investing Activities:
Capital expenditures for premises and equipment	(5,569)	(7,854)
Capital expenditures for capitalized software and conversion costs	(31,458)	(30,880)
Change in restricted funds	(42,202)	36,117
Purchases of restricted CD’s	(50,000)	(20,000)
Maturities of restricted CD’s	50,000	—
Acquisitions—net of cash acquired	(67,578)	(47,954)

Net cash from investing activities	(146,807)	(70,571)

Financing Activities:
Repayment of debt and capital lease obligations	(3)	(42)
Change in payments held for third party remittance	38,262	(17,031)
Proceeds from stock purchase right	503	—
Proceeds from stock options	455	—

Net cash from financing activities	39,217	(17,073)

Effect of exchange rate changes on cash and cash equivalents	(570)	—
Change in cash and cash equivalents	12,860	(28,612)
Cash and cash equivalents—beginning of period	185,528	344,241

Cash and cash equivalents—end of period	$198,388	$315,629

Supplemental Cash Flow Information
Cash paid in the period for:
Interest	$30,189	$10,834

Income taxes	$2,201	$9,317

See notes to condensed consolidated financial statements

METAVANTE TECHNOLOGIES, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(In thousands, except per share amounts)

1. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements of Metavante Technologies, Inc. (“Metavante” or the “Company”) for the three-month periods ended March 31, 2008 and 2007 are unaudited. In the opinion of management, all adjustments, normal and recurring in nature, necessary for the fair presentation of such condensed consolidated financial statements have been included. Such interim results are not necessarily indicative of full year results. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting, and with the instructions of Form 10-Q and Article 10 of Regulation S-X and accordingly they do not include all of the information and footnotes required in the annual consolidated financial statements and accompanying footnotes. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in Metavante’s Annual Report on Form 10-K for the year ended December 31, 2007.

The condensed consolidated financial statements include the accounts of Metavante, its wholly-owned subsidiaries, and subsidiaries that are majority-owned and/or over which it exercised substantive control. Investments in unconsolidated affiliates, in which Metavante has 20 percent to 50 percent of ownership interest and has the ability to exercise significant influence, but not substantive control, over the affiliate’s operating and financial policies, are accounted for using the equity method of accounting. All intercompany transactions are eliminated in consolidation.

During the fourth quarter of 2007, Metavante completed the separation from Marshall & Ilsley Corporation (“M&I”) into an independent publicly traded company. The financial condition and results of operations as of and for the three-month period ended March 31, 2007 are of Metavante Corporation and its consolidated subsidiaries. Metavante Corporation was a wholly-owned subsidiary of M&I for the three-month period ended March 31, 2007. See Note 2 in the Notes to Consolidated Financial Statements in Item 8 of Metavante’s Annual Report on Form 10-K for the year ended December 31, 2007 for additional information regarding Metavante’s separation from M&I.

Treasury Stock—Metavante accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity. Metavante obtained treasury stock in the three months ended March 31, 2008, from employee forfeitures of unvested restricted stock.

2. New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) replaces SFAS 141 and provides greater consistency in the accounting and financial reporting of business combinations. SFAS 141(R) requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction and any non-controlling interest in the acquiree at the acquisition date and be measured at the fair value as of that date. This includes the measurement of the acquirer’s shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance and deferred taxes. SFAS 141(R) is effective for Metavante on January 1, 2009 and is to be applied prospectively. Early adoption is not permitted. Metavante continues to assess the impact, if any, SFAS 141(R) will have on Metavante.

METAVANTE TECHNOLOGIES, INC.

Notes to the Condensed Consolidated Financial Statements – continued (Unaudited)

(In thousands, except per share amounts)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards that require noncontrolling interests to be reported as a component of equity, changes in parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. SFAS 160 is effective for Metavante on January 1, 2009 and is to be applied prospectively, except for the presentation and disclosure requirements which are to be applied retrospectively. Metavante continues to assess the impact, if any, SFAS 160 will have on Metavante.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of SFAS 133 with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for Metavante on January 1, 2009. Metavante continues to assess the impact, if any, SFAS 161 will have on Metavante.

3. Business Combinations

The following acquisitions, which are not considered to be material business combinations, were completed during the first quarter of 2008.

On January 10, 2008, Metavante acquired all of the outstanding stock of Nomad Payments Limited (“Nomad”) for $57,200 in cash. Nomad, headquartered in London, United Kingdom, is a leading provider of prepaid and debit card processing and licensed software. Metavante subsequently renamed Nomad to Metavante Technologies Limited. Initial goodwill, subject to the final fair value determination for assets acquired and liabilities assumed, amounted to $43,749 at March 31, 2008. The estimated identifiable intangible asset to be amortized (customer relationships) with an estimated useful life of nine years amounted to $15,779. The goodwill and intangibles resulting from this acquisition are not deductible for tax purposes.

On January 15, 2008, Metavante acquired all of the outstanding stock of BenSoft Incorporated (“BenSoft”). BenSoft, headquartered in San Diego, CA, utilizes its RepayMe® software to provide third-party administrators, health plans and self-administrating employers with an online reimbursement solution for flexible spending accounts, health reimbursement accounts, and health savings accounts. The goodwill and intangibles resulting from this acquisition are not deductible for tax purposes. The acquisition also includes contingent payments based on future financial results of Bensoft.

4. Equity Investments

As of December 31, 2006, Metavante held a 24% interest in Firstsource Solutions Limited (“Firstsource”), an India-based provider of business process outsourcing solutions. This investment is included in other assets on the Condensed Consolidated Balance Sheet and is accounted for using the equity method of accounting. During February 2007, Firstsource offered 60 million new shares of common stock at $1.45 per share in a public offering which yielded $86.9 million of cash proceeds to Firstsource. This issuance of new shares of common stock diluted Metavante’s ownership percentage to approximately 21%. Under the provisions of Staff Accounting Bulletin No. 51, “Accounting for Sales of Stock by a Subsidiary,” (“SAB 51”) when an investee issues shares of its common stock, the investor should recognize a gain or loss in the same manner as if the investor has sold a

METAVANTE TECHNOLOGIES, INC.

Notes to the Condensed Consolidated Financial Statements – continued (Unaudited)

(In thousands, except per share amounts)

portion of its investment. Subject to certain criteria of SAB 51, the resulting gain or loss can be recognized in the consolidated income statements or reflected as a capital transaction in consolidated shareholders’ equity at the option of Metavante, and the accounting treatment selected is to be followed consistently for all future gains or losses. Metavante elected to recognize the initial gain of $8,028 in the Condensed Consolidated Statement of Income for the three months ended March 31, 2007. All future SAB 51 gains or losses will be recognized in the Consolidated Statement of Income. As a result of Firstsource’s equity transactions, Metavante recognized a net loss of $562 for the three months ended March 31, 2008. The equity transactions diluted Metavante’s ownership percentage to approximately 20.1% as of March 31, 2008. Deferred income taxes have been provided on the gains or losses.

5. Goodwill and Other Intangibles

The changes in the carrying amount of goodwill by segment for the three months ended March 31, 2008, were as follows:

	Financial Solutions Group	Payment Solutions Group	Total
Goodwill balance as of December 31, 2007	$400,715	$879,831	$1,280,546
Goodwill acquired during the period	—	48,491	48,491
Purchase accounting adjustments	—	4,635	4,635

Goodwill balance as of March 31, 2008	$400,715	$932,957	$1,333,672

Purchase accounting adjustments are the adjustments to the initial goodwill recorded at the time an acquisition is completed. Such adjustments generally consist of adjustments to the assigned fair value of the assets acquired and liabilities assumed resulting from the completion of valuations, adjustments to initial estimates recorded for transaction costs or exit liabilities, if any, contingent consideration when paid or received from escrow arrangements at the end of a contractual contingency period and the reduction of goodwill allocated to sales transactions. For 2008, the adjustments to goodwill primarily represent total contingent consideration of $4,600 related to various acquisitions.

As of March 31, 2008, Metavante’s other intangible assets consisted of the following:

March 31, 2008	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer Relationships	$358,527	$(78,201)	$280,326
Other	13,555	(4,471)	9,084

Total	$372,082	$(82,672)	$289,410

December 31, 2007	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer Relationships	$341,527	$(71,314)	$270,213
Other	13,555	(4,173)	9,382

Total	$355,082	$(75,487)	$279,595

METAVANTE TECHNOLOGIES, INC.

Notes to the Condensed Consolidated Financial Statements – continued (Unaudited)

(In thousands, except per share amounts)

Amortization expense of other intangible assets amounted to $7,258 and $6,780 for the three months ended March 31, 2008 and 2007, respectively.

The estimated amortization expense of other intangible assets for the next five years is:

2008	$21,701
2009	28,734
2010	28,525
2011	28,185
2012	26,921

6. Debt and Capital Lease Obligations

Debt and capital lease obligations at March 31, 2008 and December 31, 2007, consist of the following:

	March 31, 2008	December 31, 2007
Term loan	$1,750,000	$1,750,000
Capital lease obligations	44	47

Total debt and capital lease obligations	1,750,044	1,750,047
Less current maturities	(17,500)	(13,164)

Total long-term debt and capital lease obligations	$1,732,544	$1,736,883

7. Interest Rate Swaps

On November 26, 2007, Metavante entered into amortizing interest rate swap agreements that have an initial aggregate notional value of $1,200,000 with a maturity date of February 1, 2012. The swaps have a notional value of $1,200,000 through February 2010; $800,000 through February 2011; and $400,000 through February 2012. These interest rate swaps will pay Metavante variable interest at the three-month LIBOR rate, and Metavante will pay the counterparties a fixed rate of 3.865%. Metavante’s term loan facility bore interest at three-month LIBOR, plus a margin of 1.75%. Therefore, these swaps effectively fix Metavante’s rate on the $1,200,000 of debt at 5.615%. The interest rate swaps relate to $1,200,000 of the $1,750,000 term loan. Metavante designated these interest rate swaps as cash flow hedges in accordance with SFAS 133, “Accounting for Derivatives Instruments and Hedging Activities” (“SFAS 133”).

On January 30, 2008, Metavante entered into an interest rate swap with a notional value of $200,000, an effective date of February 1, 2008 and a maturity date of February 1, 2012. Metavante will pay a fixed interest rate of 3.436% per annum and receive three-month LIBOR, with settlement dates of February 1, May 1, August 1 and November 1 of each year. Metavante’s term loan facility bore interest at three-month LIBOR, plus a margin of 1.75%. Therefore, this swap effectively fixes Metavante’s rate on an additional $200,000 of debt at 5.186%. The interest rate swap relates to $200,000 of the $1,750,000 term loan. Metavante designated this swap as a cash flow hedge in accordance with SFAS 133.

The fair value of the interest rate swap agreements at March 31, 2008 was recorded as a liability of approximately $41,930, with the offset to accumulated other comprehensive income, net of tax. Fair values for the swap agreements are based on third-party information and reasonable estimates about relevant future market conditions. Metavante recognized no ineffectiveness related to its cash flow hedges for the three months ended March 31, 2008.

METAVANTE TECHNOLOGIES, INC.

Notes to the Condensed Consolidated Financial Statements – continued (Unaudited)

(In thousands, except per share amounts)

8. Comprehensive Income

Comprehensive income is comprised of net income, fair market value adjustments on cash flow hedges and foreign currency translation, and consists of the following:

	Three Months Ended March 31,
	2008	2007
Net income	$34,972	$49,275
Other comprehensive items:
Fair market value adjustments on cash flow hedges, net (See Note 7)	(24,248)	—
Foreign currency translation, net	5,708	—

Other comprehensive loss	(18,540)	—

Comprehensive income	$16,432	$49,275

9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2008:

	Three Months Ended March 31, 2008
	Net Income (Numerator)	Average Shares (Denominator)	Per Share Amount
Basic earnings per share:
Income available to common shareholders	$34,972	119,008	$0.29

Effect of dilutive securities:
Stock options, restricted stock and other plans		708
Stock purchase right		173

Dilutive earnings per share:
Income available to common shareholders	$34,972	119,889	$0.29

Earnings per share was not calculated for the three months ended March 31, 2007, because Metavante Corporation was a wholly-owned subsidiary of M&I until November 1, 2007.

Metavante and WPM, L.P., a Delaware limited partnership (“WPM”) affiliated with Warburg Pincus LLC (collectively “Warburg Pincus”) entered into a Stock Purchase Right Agreement dated November 1, 2007. Under the Stock Purchase Right Agreement, Warburg Pincus has the right to purchase shares of Metavante common stock in order to maintain its ownership interest in common shares of Metavante. The Stock Purchase Right Agreement relates to employee stock options that were outstanding immediately following the separation from M&I on November 1, 2007. The stock purchase right may be exercised quarterly for one-third of the number of employee stock options existing immediately following the separation from M&I that were exercised during the preceding quarter. Warburg Pincus’s stock purchase right is based on the exercise price of the options exercised. During the three months ended March 31, 2008, Warburg Pincus acquired 31 shares of Metavante common stock for an aggregate cash purchase price of $503 under the Stock Purchase Right Agreement.

METAVANTE TECHNOLOGIES, INC.

Notes to the Condensed Consolidated Financial Statements – continued (Unaudited)

(In thousands, except per share amounts)

The dilutive earnings per share calculation excludes stock options that are convertible into 7.9 million common shares for the three month period ended March 31, 2008, because their inclusion would have been anti-dilutive.

10. Share-Based Payments

Metavante accounts for stock-based compensation using the fair value recognition provisions of SFAS 123(R), “Share-Based Payment.” Stock-based compensation expense is calculated based on the fair value of the award at the time of grant and recognized on a straight-line basis over the service period, which is usually the vesting period. Stock-based compensation expense was $3,405 and $1,568 for the three months ended March 31, 2008 and 2007, respectively.

In January 2008, Metavante terminated the outstanding cash-based long-term incentive plans tied to M&I performance results and replaced the plans with restricted stock awards, subject to a three-year pro-rata vesting schedule. Metavante transferred $2,044 that was previously recorded in accrued compensation to additional paid-in capital as a result of the modification. Metavante issued 232 shares of restricted stock, with a grant date fair value of $22.38 per share to replace the fair value of the liability. Metavante also issued 123 shares of restricted stock, with a grant date fair value of $22.38 per share during the quarter ended March 31, 2008. Compensation expense for the unvested restricted shares will be recognized over the remaining vesting period.

11. Employee Retirement Health Plan

Metavante sponsors a defined benefit health plan that provides health care benefits to eligible current and retired employees. Prior to the establishment of the Metavante defined benefit health plan on November 1, 2007, Metavante employees participated in the M&I defined benefit health plan. Eligibility for retiree benefits is dependent upon age, years of service, and participation in the health plan during active service. Employees hired, including employees retained from mergers, after September 1, 1997, will be granted access to the plan upon retirement; however, such retirees must pay 100% of the cost of health care benefits. The plan continues to contain other cost-sharing features such as deductibles and coinsurance. Metavante intends to meet the benefit obligations of the defined benefit health plan through operating cash and does not intend to make contributions to the plan or intend for the plan to hold any assets.

The following table provides detail on Metavante’s net period benefit costs for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
Service cost	$95	$189
Interest cost on accumulated postretirement benefit obligation (“APBO”)	85	246
Expected return on plan assets	—	(103)
Prior service amortization	—	(156)
Actuarial loss amortization	—	5

Net periodic postretirement benefit cost	$180	$181

Benefit payments and expenses, net of participant contributions, for the three months ended March 31, 2008, amounted to $0.

METAVANTE TECHNOLOGIES, INC.

Notes to the Condensed Consolidated Financial Statements – continued (Unaudited)

(In thousands, except per share amounts)

The funded status, which is the accumulated postretirement benefit obligations as of March 31, 2008 was as follows:

Total funded status, December 31, 2007	$(8,047)
Service cost	(95)
Interest cost on APBO	(85)

Total funded status, March 31, 2008	$(8,227)

12. Warrants

Metavante signed a warrant agreement on June 29, 2007, which granted Metavante warrants to purchase 2.5 million shares of a publicly-traded software company. The vested warrants are considered derivatives in accordance with SFAS 133. The fair value of the vested warrants are recorded at the end of each reporting period with changes in fair value recorded to earnings. The fair value of the vested warrants is recorded in other assets and as of March 31, 2008 was $5,100. For the three months ended March 31, 2008, the change in fair value recorded to earnings was a loss of $100 and was recorded within selling, general and administrative expenses within the Condensed Consolidated Statements of Income. The warrants were not outstanding during the three months ended March 31, 2007.

13. Fair Value Measurements

Metavante adopted SFAS 157, “Fair Value Measurements” (“SFAS 157”) as of January 1, 2008, which among other matters, requires enhanced disclosure requirements regarding fair value measurements. SFAS 157 establishes a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring fair value. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to that measurement. Measurements with readily available, active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lower degree of judgment used in measuring fair value.

In accordance with FASB Staff Position 157-2, Metavante has partially adopted the provisions of SFAS 157. Metavante has not adopted the provisions of SFAS 157 for assets or liabilities that are nonrecurring.

Fair value measurements are classified and disclosed in one of the following categories:

Level I—Quoted prices are available in active markets for identical assets or liabilities as of the reporting date.

Level II—Pricing inputs are other-than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date. Fair value is determined through the use of models or other valuation methodologies.

Level III—Pricing inputs are unobservable for the asset or liability and include situations where there is little, if any, market activity for the asset or liability. The inputs into the determination of fair value require significant management judgment or estimation.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of

METAVANTE TECHNOLOGIES, INC.

Notes to the Condensed Consolidated Financial Statements – continued (Unaudited)

(In thousands, except per share amounts)

input that is significant to the fair value measurement. Metavante’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment.

Metavante uses observable forward interest rates as inputs to a valuation model to value the interest rate swaps. Metavante uses the Black-Scholes option pricing model to value the warrants.

The following table summarizes the valuation of Metavante’s assets and liabilities by the above SFAS 157 fair value hierarchy as of March 31, 2008:

	Total	Level I	Level II	Level III
Interest rate swaps	$41,930	$—	$41,930	$—
Warrants	5,100	—	—	5,100

The changes in assets and liabilities measured at fair value for which Metavante has used Level III inputs to determine fair value are as follows:

Balance, December 31, 2007	$5,200
Total (loss)/gain recorded in operating expenses	(100)

Balance, March 31, 2008	$5,100

On January 1, 2008, Metavante adopted the provisions of FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items generally on an instrument-by-instrument basis at fair value that are not currently required to be measured at fair value. Metavante did not record any financial assets or liabilities at fair value on January 1, 2008.

METAVANTE TECHNOLOGIES, INC.

Notes to the Condensed Consolidated Financial Statements – continued (Unaudited)

(In thousands, except per share amounts)

14. Segments

Metavante determines its operating segments based on the information utilized by the chief operating decision maker, Metavante’s Chief Executive Officer, to allocate resources and assess performance. Based on this information, Metavante has determined that it operates in two operating segments—the Financial Solutions Group (“FSG”) and the Payment Solutions Group (“PSG”). FSG offers a comprehensive suite of technology and business services that are critical to a financial institution’s ability to attract, expand and service existing and prospective customers. PSG offers a comprehensive suite of payment products and services, including credit, debit and prepaid debit card management and a national payments network in NYCE. These reportable segments are strategic business units through which Metavante offers different products and services. Metavante evaluates the performance of segments based on their respective revenues and segment operating income, which excludes certain corporate costs, net interest expense and income taxes. During 2007, Metavante transferred the Image Solutions division, which was previously reported in the FSG segment, to the PSG segment. Segment reporting for all periods presented has been adjusted to reflect this change.

	FSG	PSG	Total
Three months ended March 31, 2008
Revenue	$164,011	$260,553	$424,564
Expenses	126,835	178,475	305,310

Segment operating income	$37,176	$82,078	119,254

Net corporate/other expenses (1)			(61,803)

Income before income taxes			$57,451

Three months ended March 31, 2007, as adjusted
Revenue	$152,018	$235,223	$387,241
Expenses	113,271	170,763	284,034

Segment operating income	$38,747	$64,460	103,207

Net corporate/other expenses (1)			(26,246)

Income before income taxes			$76,961

(1)	Net corporate/other expenses include human resource, legal, finance and accounting, acquisition intangible amortization, interest and various other unallocated charges. These costs are not allocated to the segments when Metavante management evaluates segment performance.

15. Commitments and Contingencies

During its normal course of business, Metavante may be involved from time to time in litigation. Metavante recorded a reserve in the amount of $9,074 and $8,585 as of March 31, 2008 and December 31, 2007, respectively for the estimated exposure and legal fees related to a contractual dispute with a customer. No significant change in this litigation or the estimated exposure has occurred since December 31, 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

In this quarterly report, references to “Metavante,” “the Company,” “our company,” “we,” “our,” “ours,” and “us” refer to Metavante Technologies, Inc. (which is sometimes referred to individually as “Metavante Technologies”), and its consolidated subsidiaries for periods after the separation from Marshall & Ilsley Corporation (“M&I”), and to Metavante Corporation (which is sometimes referred to individually as “Metavante Corporation”) and its consolidated subsidiaries for periods prior to the separation from M&I unless otherwise indicated or context otherwise requires.

This quarterly report contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those that express a plan, belief, expectation, estimation, anticipation, intent, contingency, future development or similar expression, and can generally be identified as forward-looking because they include words such as “believes,” “anticipates,” “expects,” “could,” “should,” or words of similar importance. Statements that describe our objectives or goals are also forward-looking statements. The forward-looking statements included in this report involve significant risks and uncertainties, and a number of factors, both foreseen and unforeseen, that could cause actual results to differ materially from our current expectations. The factors that may affect our results include, among others, our debt level, restrictions and limitations in our credit facilities, our competitive industry, changes in customer demand for our products or services, general changes in economic conditions, risks of damage to our data centers or associated infrastructure, additional costs and requirements associated with our public company status, foreign currency fluctuations, intellectual property risks, effect of regulation on our business, network and operational risk, loss of significant customers and customer consolidation risks, risks associated with future acquisitions, and other factors discussed in Metavante’s Annual Report on Form 10-K under the heading “Risk Factors,” and other filings with the Securities and Exchange Commission. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements. Readers are cautioned not to place undue reliance upon forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date hereof.

The following section discusses management’s view of the financial condition and results of operations of Metavante Technologies and its consolidated subsidiaries as of and for three month period ended March 31, 2008. The financial condition and results of operations as of and for the three-month period ended March 31, 2007 are of Metavante Corporation and its consolidated subsidiaries. Metavante Corporation was a wholly-owned subsidiary of M&I for the three-month period ended March 31, 2007. See Note 2, in the Notes to Consolidated Financial Statements in Item 8 of Metavante’s Annual Report on Form 10-K for the year ended December 31, 2007 for additional information regarding Metavante’s separation from M&I.

Overview

Metavante is a leading banking and payments technologies provider. Metavante products and services drive account processing for deposit, loan and trust systems, image-based and conventional check processing, electronic funds transfer, consumer healthcare payments, electronic presentment and payment, business transformation services and payment network solutions including the NYCE® Network, an ATM/PIN debit network. Metavante’s results of operations are classified into two business segments: the Financial Solutions Group (“FSG”) and the Payment Solutions Group (“PSG”).

Metavante began operations in 1964, providing community and regional banks with dependable, outsourced account processing services with a high level of client service. Metavante provides these innovative, high-quality products and services to the financial services, commercial and health care insurance industries. Metavante’s overall strategy is to drive revenue and earnings growth by: (1) expanding core banking relationships; (2) expanding services provided to the large bank segment through dedicated relationship management teams focused on the top-50 United States financial institutions, the development of our next-generation global banking platform and strong point solution product offerings; (3) focusing on emerging payment markets including expanded offerings within government and healthcare payments, and through the development of innovative payment offerings such as mobile financial services; (4) expanding globally by leveraging existing offerings for international markets and international acquisitions; and (5) identifying and developing business process outsourcing opportunities.

Metavante delivered higher revenue in the three months ended March 31, 2008, as compared to the prior year’s quarter due to higher transaction volumes and our recent successes cross-selling our product portfolio and capturing new business. The higher revenue was achieved despite the difficult and uncertain environment facing our customers. Metavante’s revenue increased 10% for the three months ended March 31, 2008, compared with the three months ended March 31, 2007. Metavante’s net income for the three months ended March 31, 2008 was $35.0 million, compared to net income for the three months ended March 31, 2007 of $49.3 million.

Recent Developments

During January 2008, Metavante announced the closing of two acquisitions, each of which will operate within the PSG. Metavante acquired Nomad Payments Limited, which subsequently was renamed to Metavante Technologies Limited. Metavante Technologies Limited, headquartered in London, United Kingdom, is a leading provider of prepaid and debit card processing and licensed software. Metavante also acquired BenSoft Incorporated (“BenSoft”) located in San Diego, CA. BenSoft’s RepayMe product is healthcare software that provides third-party administrators, health plans and self-administrating employers with an on-line reimbursement solution for flexible spending accounts, health reimbursement accounts and health savings accounts.

Results of Operations

The following table shows the results of operations of Metavante for the three months ended March 31, 2008 and 2007 (in millions):

Selected Financial Information	Three Months Ended March 31,
	2008	2007
Revenue	$424.6	$387.2
Expenses:
Cost of processing and services	280.7	254.8
Selling, general and administrative	58.7	56.2

Total expenses	339.4	311.0

Income from operations	85.2	76.2
Other non-operating income (expense):
Interest expense, net	(27.7)	(7.3)
Net (loss) gain related to Firstsource	(0.6)	8.0
Other	0.6	0.1

Income before income taxes	57.5	77.0
Provision for income taxes	22.5	27.7

Net income	$35.0	$49.3

Key Operating Metrics

Metavante management believes the results of operations expressed as a percentage of revenue provide insight into trends of the business. The following table shows the results of operations of Metavante for the three months ended March 31, 2008 and 2007, expressed as a percentage of revenue for the respective periods:

	Three Months Ended March 31,
Selected Financial Information (% of Revenue)	2008	2007
Revenue	100%	100%
Expenses:
Cost of processing and services	66.1%	65.8%
Selling, general and administrative	13.8%	14.5%

Total expenses	79.9%	80.3%

Income from operations	20.1%	19.7%
Other non-operating income (expense):
Interest expense, net	(6.5)%	(1.9)%
Net (loss) gain related to Firstsource	(0.1)%	2.1%
Other	0.1%	0.0%

Income before income taxes	13.6%	19.9%
Provision for income taxes	5.3%	7.2%

Net income	8.3%	12.8%

Non-GAAP Financial Measures

Within this report, Metavante uses EBITDA, which is a non-GAAP financial measure. Metavante’s management believes this measure is useful for evaluating performance against peer companies within its industry, and provides investors with additional transparency to financial measures used by management in its financial and operational decision making. Non-GAAP financial measures should not be considered a substitute for the reported results prepared in accordance with GAAP. Metavante’s definition used to calculate non-GAAP financial measures may differ from those used by other companies.

EBITDA is defined as net income before income taxes, interest expense net of interest income, depreciation and amortization. Metavante utilizes EBITDA in the evaluation and determination of the price of potential acquisition candidates, to explain trends in operating performance and to provide useful information about our ability to incur and service indebtedness. EBITDA also was included in the financial covenant applicable to Metavante’s credit facility. In addition to the items noted above, EBITDA, as defined in the financial covenant in Metavante’s credit facility, also excludes certain non-cash charges, such as impairment charges and stock-based compensation expense.

EBITDA has limitations as an analytical tool and should not be considered a substitute for, or more meaningful than, income from operations, net income, cash flows from operating activities or other measures of financial performance prepared in accordance with GAAP. Some of these limitations are: (1) EBITDA does not reflect changes in, or cash requirements for, working capital needs; (2) EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on debt; (3) EBITDA does not reflect income tax expense, or the cash requirement necessary to make income tax payments; and (4) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and EBITDA does not reflect any cash requirements for such capital expenditures. Because of these limitations, EBITDA should not be considered as a principal indicator of Metavante’s performance. Metavante compensates for these limitations by relying primarily on GAAP results and using EBITDA only on a supplemental basis.

The following table shows a reconciliation of net income to EBITDA for the three months ended March 31, 2008 and 2007 (in millions):

	Three Months Ended March 31,
	2008		2007
Net income	$35.0		$49.3
Add: Net interest expense	27.7		7.3
Provision for income taxes	22.5		27.7
Depreciation and amortization	30.3		30.4
Acquisition intangible amortization	7.3		6.8

EBITDA	$122.8	(1)	$121.5	(1)

(1)	Includes $(562) and $8,028 of net (loss)/gain related on Firstsource for the three months ended March 31, 2008 and 2007, respectively.

Description of Revenues and Expenses

Revenue

Metavante’s revenue consists primarily of the following:

Data Processing—Metavante generates a majority of its account and transaction processing fees on services provided under multi-year contracts, primarily with clients in the financial services industry. Various factors influence Metavante’s processing revenue stream including the retention of existing clients, client’s organic growth, sales to new clients, cross-sales to existing clients, competition from other services providers and consolidation in the financial services industry (which can be either favorable or unfavorable depending on whether the client is an acquirer or is itself acquired). Certain divisions have seasonal patterns in their data processing revenue.

Software Licenses—Metavante licenses certain products to clients with in-house capabilities and a preference to manage these products directly versus outsourcing to Metavante in a hosted environment. Various factors influence Metavante’s software sales including product breadth and functionality, new product introductions, competitive pressures and price. Metavante’s software sales exhibit some seasonal patterns typical of the industry, such as relatively stronger quarter-end and year-end sales activity. In addition, software license sales can be unpredictable in nature, thereby creating large changes between periods.

Software Maintenance—The typical software license contract also includes a multi-year maintenance agreement entitling the licensee to support and updates, and generating additional annual revenue at a percentage of the license fee.

Professional Services—Metavante generates revenue from consulting, client support, training and the conversion of clients’ processing systems to Metavante’s processing system. Existing and new clients will contract for consulting or other services in conjunction with the Metavante account and transaction processing systems they use, or the Metavante licensed applications they run. Various factors influence Metavante’s professional services revenue including the size or complexity of the conversion or product implementation, competition by other consulting firms and price.

Other Revenue—Metavante generates additional revenue from the production of plastic debit, credit, stored value, health insurance, and transit cards; hardware sales in conjunction with software license contracts; certain pass-through charges, such as postage; and client termination fees. Other revenue may vary from period to period.

Expense

Metavante’s expense consists primarily of the following:

Cost of Processing and Services—Cost of processing and services expenses consist of the operational costs that support Metavante’s revenue generating activities. These costs include computer hardware, software and telecommunications expenses, as well as costs related to programming development and support, customer service, professional services and consulting, and other direct operating and management expenses associated with the delivery of services. It also includes the cost to purchase merchandise from suppliers for card production, hardware resale and various pass-through expenses.

Selling, General and Administrative—Selling, general and administrative expenses consist of salaries, benefits and other costs related to sales and marketing personnel, administrative employees and management, the costs of advertising and promotion, insurance, acquisition intangible amortization and other administrative costs.

Comparison of the Three Months Ended March 31, 2008 and 2007

Revenue

Revenue increased $37.4 million, or 10%, to $424.6 million for the three months ended March 31, 2008, as compared to $387.2 million for the three months ended March 31, 2007. The revenue growth was primarily driven by higher volumes in payment transactions and core processing activities. Revenues associated with acquisitions completed during the three months ended March 31, 2008 contributed approximately one percentage point of revenue growth for the three months ended March 31, 2008, compared to the three months ended March 31, 2007. Metavante estimates that total revenue growth for the three-month period ended March 31, 2008, compared to the three months ended March 31, 2007, excluding acquisitions (“organic revenue growth”), was approximately 9%. To determine the estimated organic growth rate, Metavante adjusts its prior year revenue for the acquisitions as if they had been consummated on January 1 of the prior year.

Cost of Processing and Services

Cost of processing and services increased $25.9 million, or 10%, to $280.7 million for the three months ended March 31, 2008, compared to $254.8 million for the three months ended March 31, 2007. Cost of processing and services, as a percentage of revenue, increased to 66.1% for the three months ended March 31, 2008, compared to 65.8% for the three months ended March 31, 2007. The increase was the result of higher investment in product development within the FSG segment.

Selling, General and Administrative Expense

Selling, general and administrative expense remained relatively consistent at $58.7 million for the three months ended March 31, 2008, compared to $56.2 million for the three months ended March 31, 2007. Selling, general and administrative expenses, as a percentage of revenue, decreased to 13.8% for the three months ended March 31, 2008, compared to 14.5% for the three months ended March 31, 2007. The decrease as a percentage of sales is due to the benefits of cost actions taken in the Image Solutions division during late 2007 and to volume leverage.

Income from Operations

Income from operations increased $9.0 million, or 12%, to $85.2 million for the three months ended March 31, 2008, compared to $76.2 million for the three months ended March 31, 2007. Income from operations, as a percentage of revenue, was 20.1% for the three months ended March 31, 2008, compared to 19.7% for the three months ended March 31, 2007. The increase in operating margin was due to the benefits of cost actions taken in the Image Solutions division and operating leverage within the PSG segment that was partially offset by investment in product development within the FSG segment.

Interest Expense, net

Interest expense, net of interest income, increased $20.4 million, to $27.7 million for the three months ended March 31, 2008, compared to $7.3 million for the three months ended March 31, 2007. The increase was due to the borrowings of $1,750.0 million in connection with Metavante’s separation from M&I completed during the fourth quarter of 2007.

Net (Loss) Gain Related to Firstsource

During the three months ended March 31, 2008, Metavante recorded $0.6 million in pre-tax losses related to Metavante’s investment in Firstsource Solutions Limited (“Firstsource”), compared to $8.0 million in pre-tax gains during the three months ended March 31, 2007. See Note 4 in the Notes to Condensed Consolidated Financial Statements for further information.

Other Non-Operating Income (Expense)

Other non-operating income was $0.5 million for the three months ended March 31, 2008, compared to $0.1 million for the three months ended March 31, 2007. These amounts related primarily to the portion of earnings attributable to the minority shareholders of the Everlink Payment Services, Inc. and Monitise Americas, LLC entities and Metavante’s share of earnings related to its investment in Firstsource. These amounts can vary between periods depending on the performance of the respective businesses.

Provision for Income Taxes

The provision for income taxes was $22.5 million for the three months ended March 31, 2008, compared to $27.7 million for the three months ended March 31, 2007. The effective tax rate was 39.1% for the three months ended March 31, 2008, compared to 36.0% for the three months ended March 31, 2007. The increase in the effective tax rate is primarily due to the expiration of the research and development tax credit for federal tax purposes on December 31, 2007.

Net Income

Net income for the three months ended March 31, 2008 was $35.0 million compared to $49.3 million for the three months ended March 31, 2007 due to the reasons stated above.

Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA)

EBITDA increased $1.3 million, or 1%, to $122.8 million for the three months ended March 31, 2008, compared to $121.5 million for the three months ended March 31, 2007. The three months ended March 31, 2008 includes a net loss on Firstsource of $0.6 million compared to a net gain on Firstsource of $8.0 million for the three months ended March 31, 2007.

Business Segments

Metavante provides a full array of technology products and services for the financial services industry. Metavante’s results of operations are classified into two business segments: FSG and PSG. FSG and PSG are strategic business units through which Metavante offers different products and services. During 2007, Metavante changed certain management reporting and the way it views its business. Metavante considered these changes as part of its normal assessment of its business. Metavante transferred its Image Solutions division from the FSG segment to the PSG segment. Segment reporting for all previous periods have been revised to reflect this change. A further description of each of our business segments along with the corporate services area follows:

FSG—The Financial Solutions Group includes the following solution sets: banking, commercial treasury, eBanking, risk and compliance, sales and service and wealth management. FSG offers a comprehensive suite of technology and business services that are critical to a financial institution’s ability to attract, expand and service existing and prospective customers.

PSG—The Payment Solutions Group includes the following solution sets: acquiring, issuing, image, payment network, ePayment and healthcare payment. PSG offers a comprehensive suite of payment products and services, including credit, debit and prepaid debit card management and a national payments network in NYCE.

Corporate—Net corporate/other expenses include human resources, legal, finance and accounting, acquisition intangible amortization and various other unallocated charges. These costs are not allocated to the segments when Metavante management evaluates segment performance.

Metavante evaluates the performance of its segments based on their respective revenues and segment operating income. The following table shows summarized financial information for each of Metavante’s two business segments for the three months ended March 31, 2008 and 2007 (in millions):

	FSG	PSG	Total
Three months ended March 31, 2008
Revenue	$164.0	$260.6	$424.6
Expenses	126.8	178.5	305.3

Segment operating income	$37.2	$82.1	119.3

Net corporate/other expenses			(61.8)

Income before income taxes			$57.5

Three months ended March 31, 2007
Revenue	$152.0	$235.2	$387.2
Expenses	113.3	170.7	284.0

Segment operating income	$38.7	$64.5	103.2

Net corporate/other expenses			(26.2)

Income before income taxes			$77.0

Comparison of the Three Months Ended March 31, 2008 and 2007

Revenue

Revenue for the FSG segment increased $12.0 million, or 8%, to $164.0 million for the three months ended March 31, 2008, compared to $152.0 million for the three months ended March 31, 2007. Revenue growth was driven by higher core processing activity.

Revenue for the PSG segment increased $25.4 million, or 11%, to $260.6 million for the three months ended March 31, 2008, compared to $235.2 million for the three months ended March 31, 2007. Revenue growth was driven by higher payment transaction volumes and acquisitions completed in the three months ended March 31, 2008 compared to the three months ended March 31, 2007.

Segment Operating Income

Income from operations for the FSG segment decreased $1.5 million, or 4%, to $37.2 million for the three months ended March 31, 2008, compared to $38.7 for the three months ended March 31, 2007. Segment operating margin was 22.7% in 2008 compared to 25.5% in 2007. The decrease in operating margin was due to increased investments in product development, which more than offset the benefit of operating leverage.

Income from operations for the PSG segment increased $17.6 million, or 27%, to $82.1 million for the three months ended March 31, 2008, compared to $64.5 million for the three months ended March 31, 2007. Segment operating margin was 31.5% in 2008 compared to 27.4% in 2007. The increase in the operating margin was driven by the benefits of cost actions taken in the Image Solutions division during 2007 and operating leverage.

Net corporate/other expenses increased $35.6 million to $61.8 million for the three months ended March 31, 2008, compared to $26.2 million for the three months ended March 31, 2007. The increase in net corporate/other expenses is primarily attributable to the increase in net interest expense related to increased borrowings and the decrease in the SAB 51 gains or losses from the Firstsource investment.

Liquidity and Capital Resources

Metavante broadly defines liquidity as its ability to generate sufficient cash flow from operating activities to meet its obligations and commitments. In addition, liquidity includes the ability to obtain appropriate debt and equity financing.

The following table shows Metavante’s sources and uses of funds for the three months ended March 31, 2008 and 2007 (in millions):

	Three months Ended March 31,
	2008	2007
Net cash from operating activities	$121.0	$59.0
Net cash from investing activities	(146.8)	(70.6)
Net cash from financing activities	39.2	(17.0)
Effect of exchange rate changes on cash and cash equivalents	(0.5)	—

Change in cash and cash equivalents	$12.9	$(28.6)

Net cash from operating activities

Net cash from operating activities during the three months ended March 31, 2008 increased by $62.0 million to $121.0 million, compared to $59.0 million during the three months ended March 31, 2007. This increase was driven by the timing of payment transaction settlement, which increased cash from operating activities by approximately $47.1 million for the three months ended March 31, 2008 compared to the three months ended March 31, 2007, and to the cash provided by working capital.

Net cash from investing activities

Net cash from investing activities during the three months ended March 31, 2008 decreased by $76.2 million to $146.8 million, compared to $70.6 million during the three months ended March 31, 2007. Net cash from investing activities was impacted by an increase in funds used for acquisitions of $19.6 million for the three months ended March 31, 2008, compared to the three months ended March 31, 2007. In addition, the funds from processing certain types of transactions where money is collected from Metavante’s clients until payment is made to appropriate payees decreased $58.3 million for the three months ended March 31, 2008 compared to 2007. This amount can vary significantly from period to period.

Net cash from financing activities

Net cash from financing activities for the three months ended March 31, 2008 increased $56.3 million to a cash inflow of $39.2 million, compared to a cash outflow of $17.1 million for the three months ended March 31, 2007. The increase was primarily attributable to the change in payments held for third party remittance as described in Note 1 of the Notes to the Consolidated Financial Statements, in Item 8 of Metavante’s Annual

Report on Form 10-K for the year ended December 31, 2007. The amount can vary significantly from period to period and increased by $55.4 million for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.

Free Cash Flow

Within this report, Metavante uses free cash flow as a non-GAAP financial measure. Metavante evaluates its liquidity based upon its free cash flow, defined as cash provided by operating activities less capital expenditures. Metavante’s management believes that free cash flow provides useful information to investors regarding Metavante’s ability to generate cash from business operations that is available for acquisitions, other investments and debt service. Non-GAAP financial measures should not be considered to be a substitute for the reported results prepared in accordance with GAAP. Free cash flow should not be considered as a principal indicator of Metavante’s performance. Metavante uses free cash flow only on a supplemental basis. Metavante’s definition of free cash flow may differ from definitions used by other companies.

The following is a reconciliation of cash provided from operating activities to free cash flow (in millions):

	Three Months Ended March 31,
	2008	2007
Net cash provided by operating activities	$121.0	$59.0
Less capital expenditures:
Premises and equipment	5.6	7.9
Software and conversions	31.4	30.8

Free cash flow	$84.0	$20.3

Free cash flow increased $63.7 million, or 314%, to $84.0 million for the three months ended March 31, 2008, compared to $20.3 million for the three months ended March 31, 2007. This increase was driven by the timing of payment transaction settlement, which increased cash from operating activities by approximately $47.1 million for the three months ended March 31, 2008 compared to the three months ended March 31, 2007, and to the cash provided by working capital.

Credit Facilities

There have been no significant changes to Metavante’s credit facilities since the filing of our Annual Report on Form 10-K for the year ended December 31, 2007. As of March 31, 2008, Metavante was subject to a consolidated leverage ratio covenant in its credit facility. The consolidated leverage ratio is the ratio of consolidated total net debt to credit agreement EBITDA. As of March 31, 2008, the ratio must not exceed 5.00:1.00. Metavante’s consolidated leverage ratio as of March 31, 2008 was 3.21:1.00. As of March 31, 2008, Metavante was in compliance with all covenants in its credit facility. See our Annual Report on Form 10-K for the year ended December 31, 2007 for additional information regarding sources of liquidity.

Metavante believes that its existing cash balances, cash flows from operations and borrowing programs will provide adequate sources of liquidity and capital resources to meet Metavante’s expected short-term liquidity needs and its long-term needs for operations of its business, expected capital spending for the next 12 months and the foreseeable future and the satisfaction of these obligations and commitments.

Contractual Obligations

There have been no significant changes to Metavante’s contractual cash obligations since the filing of our Annual Report on Form 10-K for the year ended December 31, 2007.

Off-Balance Sheet Financing Arrangements

At March 31, 2008, Metavante had no off-balance sheet arrangements.

Critical Accounting Policies

There have been no significant changes to Metavante’s critical accounting policies since the filing of our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Metavante’s quantitative and qualitative disclosures about market risk have not materially changed since the filing of our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4T.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Metavante carried out an evaluation, under the supervision and with the participation of management, including Metavante’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness, as of March 31, 2008, of the design and operation of the disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, Metavante’s Chief Executive Officer and its Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of March 31, 2008.

Changes in Internal Control over Financial Reporting

There has been no change in Metavante’s internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, Metavante’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In connection with the completion of the separation transaction, Metavante entered into a Stock Purchase Right Agreement, with WPM, L.P., a Delaware limited partnership (“WPM”) affiliated with Warburg Pincus LLC (collectively “Warburg Pincus”). Under the Stock Purchase Right Agreement, Warburg Pincus has the right to purchase shares of Metavante common stock in order to maintain its ownership interest in the common shares of Metavante. The Agreement relates to employee stock options that were outstanding immediately following the separation transaction. The stock purchase right may be exercised quarterly for one-third of the number of employee stock options existing immediately following the separation transaction that were exercised during the preceding quarter. Warburg Pincus’s stock purchase right is based on the exercise price of the options exercised. On March 3, 2008, pursuant to the terms of the Agreement, WPM acquired 31,154 shares of Metavante common stock for an aggregate cash purchase price of $502,837, or an average price of $16.14 per share. The shares of Metavante common stock were issued and sold in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Item 6.	Exhibits.

See the Exhibit Index following the signatures page of this report, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METAVANTE TECHNOLOGIES, INC.
(Registrant)

Date: May 12, 2008	/S/ TIMOTHY C. OLIVER
Timothy C. Oliver
Senior Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date: May 12, 2008	/S/ KENNETH F. BEST
Kenneth F. Best
Principal Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)

MET AVANTE TECHNOLOGIES, INC.

(the “Registrant”)

(Commission File No. 001-33747)

Exhibit Index

to

Quarterly Report on Form 10-Q

for the Quarter Ended March 31, 2008

Exhibit No.	Description	Incorporated Herein by Reference to	Filed Herewith
4.1.2	Amendment No. 1 to Shareholders Agreement, dated as of February 20, 2008, among Metavante Technologies, Inc. and WPM, L.P.	Exhibit 4.1.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X