Form 10-Q
period 2008-06-30
Metavante Technologies, Inc.
filed 2008-08-07
CIK 1399768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 31, 2008
Common Stock, $0.01 par value	119,614,797 shares

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

METAVANTE TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

(In thousands)

	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$197,771	$185,528
Restricted funds	461,272	386,250
Accounts receivable, net	132,636	127,859
EFD processing receivables	101,393	110,788
Unbilled revenues	111,438	109,632
Deferred income taxes	37,697	37,638
Other current assets	55,080	55,813

Total current assets	1,097,287	1,013,508
Capitalized software and conversions, net	246,735	232,743
Premises and equipment, net	133,267	138,040
Goodwill and other intangibles, net	1,615,009	1,560,141
Other assets	162,798	155,567

Total	$3,255,096	$3,099,999

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$17,500	$13,164
Accounts payable	19,143	23,754
Accrued compensation and related benefits	35,705	48,048
Accrued expenses	176,455	180,956
Payments held for third party remittance	459,473	383,851
Deferred revenues	162,457	160,542
Other current liabilities	43,208	46,142

Total current liabilities	913,941	856,457
Long-term debt	1,728,165	1,736,883
Deferred income taxes	162,508	159,225
Other long-term liabilities	47,619	33,962

Total liabilities	2,852,233	2,786,527
Minority interest	15,142	14,121
Commitments and Contingencies—See Note 15
Shareholders’ Equity:
Preferred stock, $0.01 par value-authorized, 5,000 shares; no shares issued	—	—
Common stock, $0.01 par value-authorized, 200,000 shares; issued and outstanding, 119,607 and 119,117 shares, respectively	1,196	1,191
Treasury stock, at cost, 10 and 0 shares, respectively	(91)	—
Additional paid-in capital	1,473,109	1,462,050
Retained deficit	(1,099,020)	(1,170,892)
Accumulated other comprehensive income	12,527	7,002

Total shareholders’ equity	387,721	299,351

Total	$3,255,096	$3,099,999

See notes to condensed consolidated financial statements

METAVANTE TECHNOLOGIES, INC.

Condensed Consolidated Statements of Income (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Processing and services revenue	$424,828	$395,735	$849,392	$782,977
Expenses:
Cost of processing and services	279,541	263,201	560,189	518,011
Selling, general and administrative	60,802	57,837	119,526	114,084
Transaction costs	—	900	—	900

Total expenses	340,343	321,938	679,715	632,995

Income from operations	84,485	73,797	169,677	149,982
Other non-operating income (expense):
Interest income	533	4,067	1,353	7,615
Interest expense	(25,690)	(10,831)	(54,181)	(21,665)
Net (loss) gain related to Firstsource	(324)	(982)	(886)	7,046
Other	(270)	(6)	222	28

Income before income taxes	58,734	66,045	116,185	143,006
Provision for income taxes	21,834	23,184	44,313	50,870

Net income	$36,900	$42,861	$71,872	$92,136

Net earnings per share: (1)
Basic	$0.31	—	$0.60	—
Diluted	$0.31	—	$0.60	—
Weighted average shares:
Basic	119,074	—	119,038	—
Diluted	120,139	—	120,015	—

(1)	Net earnings per share was not calculated for the three and six month periods ended June 30, 2007 as Metavante Corporation was a wholly-owned subsidiary of Marshall & Ilsley Corporation.

See notes to condensed consolidated financial statements

METAVANTE TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2008	2007
Operating Activities:
Net income	$71,872	$92,136
Adjustments to reconcile net income to net cash from operating activities:
Depreciation of premises and equipment	19,706	20,792
Amortization	55,035	53,902
Amortization of debt issuance costs	3,689	—
Deferred income taxes	(15)	(1,245)
Stock-based compensation expense	7,510	3,019
Other non-cash items	(2,349)	(1,443)
Net loss (gain) related to Firstsource	886	(7,046)
Changes in assets and liabilities—net of effect from acquisitions of businesses and foreign currency adjustments:
Accounts receivable	(955)	(22,419)
EFD processing receivables	9,446	(6,317)
Unbilled revenues	(1,743)	10,963
Other assets	(731)	(10,318)
Accounts payable and accrued liabilities	(18,148)	11,689
Deferred revenues	421	16,717
Other liabilities	3,692	(5,101)

Net cash from operating activities	148,316	155,329

Investing Activities:
Capital expenditures for premises and equipment	(9,421)	(15,598)
Capital expenditures for capitalized software and conversion costs	(56,368)	(56,292)
Change in restricted funds	(75,022)	27,904
Purchases of restricted CD’s	(80,000)	(50,000)
Maturities of restricted CD’s	80,000	50,000
Acquisitions—net of cash acquired	(68,265)	(48,054)

Net cash from investing activities	(209,076)	(92,040)

Financing Activities:
Repayment of debt and capital lease obligations	(4,382)	(132)
Change in payments held for third party remittance	75,622	(24,848)
Proceeds from stock purchase right	654	—
Proceeds from stock options	1,821	—

Net cash from financing activities	73,715	(24,980)

Effect of exchange rate changes on cash and cash equivalents	(712)	—
Change in cash and cash equivalents	12,243	38,309
Cash and cash equivalents—beginning of period	185,528	344,241

Cash and cash equivalents—end of period	$197,771	$382,550

Supplemental Cash Flow Information
Cash paid in the period for:
Interest	$52,050	$21,665

Income taxes	$43,738	$41,447

See notes to condensed consolidated financial statements

METAVANTE TECHNOLOGIES, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(In thousands, except per share amounts)

1. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements of Metavante Technologies, Inc. (“Metavante” or the “Company”) for the three and six months ended June 30, 2008 and 2007 are unaudited. In the opinion of management, all adjustments, normal and recurring in nature, necessary for the fair presentation of such condensed consolidated financial statements have been included. Such interim results are not necessarily indicative of full year results. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting, and with the instructions of Form 10-Q and Article 10 of Regulation S-X and accordingly they do not include all of the information and footnotes required in the annual consolidated financial statements and accompanying footnotes. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in Metavante’s Annual Report on Form 10-K for the year ended December 31, 2007.

The condensed consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated balance sheet at that date, but does not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

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

During the fourth quarter of 2007, Metavante completed the separation from Marshall & Ilsley Corporation (“M&I”) into an independent publicly traded company. The financial condition and results of operations as of and for the three and six months ended June 30, 2007 are of Metavante Corporation and its consolidated subsidiaries. Metavante Corporation was a wholly-owned subsidiary of M&I for the three and six months ended June 30, 2007. See Note 2 in the Notes to Consolidated Financial Statements in Item 8 of Metavante’s Annual Report on Form 10-K for the year ended December 31, 2007 for additional information regarding Metavante’s separation from M&I.

Treasury Stock—Metavante accounts for treasury stock under the cost method and includes treasury stock as a component of shareholders’ equity. Metavante obtained treasury stock in the three and six months ended June 30, 2008, from forfeitures of unvested restricted stock.

2. New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) replaces SFAS 141 and provides greater consistency in the accounting and financial reporting of business combinations. SFAS 141(R) requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction and any non-controlling interest in the acquiree at the acquisition date and be measured at the fair value as of that date. This includes the measurement of the acquirer’s shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition-related transaction

METAVANTE TECHNOLOGIES, INC.

Notes to the Condensed Consolidated Financial Statements – continued (Unaudited)

(In thousands, except per share amounts)

costs and the recognition of changes in the acquirer’s income tax valuation allowance and deferred taxes. SFAS 141(R) is effective for Metavante on January 1, 2009 and is to be applied prospectively. Early adoption is not permitted. Metavante continues to assess the impact, if any, SFAS 141(R) will have on Metavante.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards that require noncontrolling interests to be reported as a component of equity, changes in parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. SFAS 160 is effective for Metavante on January 1, 2009 and is to be applied prospectively, except for the presentation and disclosure requirements which are to be applied retrospectively. Early adoption is not permitted. Metavante continues to assess the impact, if any, SFAS 160 will have on Metavante.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” (“SFAS 133”) with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for Metavante on January 1, 2009. Metavante continues to assess the impact, if any, SFAS 161 will have on Metavante.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Asset” (“SFAS 142”). More specifically, FSP FAS 142-3 removes the requirement under paragraph 11 of SFAS 142 to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions and instead, requires an entity to consider its own historical experience in renewing similar arrangements. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for Metavante on January 1, 2009 and is to be applied prospectively. Early adoption is not permitted. Metavante continues to assess the impact, if any, FSP FAS 142-3 will have on Metavante.

3. Business Combinations

The results of operations for acquired companies are included in the condensed consolidated financial statements from the dates of acquisition. The following acquisition, which is not considered to be a material business combination, was completed during the six months ended June 30, 2008.

On January 10, 2008, Metavante acquired all of the outstanding stock of Nomad Payments Limited (“Nomad”) for $57,200 in cash. Nomad, headquartered in London, United Kingdom, is a leading provider of prepaid and debit card processing and licensed software. Metavante now operates Nomad as Metavante Technologies Limited. Initial goodwill, subject to the final fair value determination for assets acquired and liabilities assumed, amounted to $43,749 at June 30, 2008. The estimated identifiable intangible asset to be amortized (customer relationships) with an estimated useful life of nine years amounted to $15,779. The goodwill and intangibles resulting from this acquisition are not deductible for tax purposes.

METAVANTE TECHNOLOGIES, INC.

Notes to the Condensed Consolidated Financial Statements – continued (Unaudited)

(In thousands, except per share amounts)

4. Equity Investments

As of December 31, 2006, Metavante held a 24% interest in Firstsource Solutions Limited (“Firstsource”), an India-based provider of business process outsourcing solutions. This investment is included in other assets on the Condensed Consolidated Balance Sheet and is accounted for using the equity method of accounting. During February 2007, Firstsource offered 60 million new shares of common stock at $1.45 per share in a public offering which yielded $86.9 million of cash proceeds to Firstsource. This issuance of new shares of common stock diluted Metavante’s ownership percentage to approximately 21%. Under the provisions of Staff Accounting Bulletin No. 51, “Accounting for Sales of Stock by a Subsidiary” (“SAB 51”), when an investee issues shares of its common stock, the investor should recognize a gain or loss in the same manner as if the investor has sold a portion of its investment. Subject to certain criteria of SAB 51, the resulting gain or loss can be recognized in the consolidated income statements or reflected as a capital transaction in consolidated shareholders’ equity at the option of Metavante, and the accounting treatment selected is to be followed consistently for all future gains or losses. Metavante elected to recognize the initial gain in the Condensed Consolidated Statement of Income. All future SAB 51 gains or losses will be recognized in the Consolidated Statement of Income. As a result of Firstsource’s equity transactions, Metavante recognized a net loss of $324 and $982 for the three months ended June 30, 2008 and 2007, respectively, and a net loss of $886 and a net gain of $7,046 for the six months ended June 30, 2008 and 2007, respectively. The equity transactions diluted Metavante’s ownership percentage to approximately 20.1% as of June 30, 2008. Deferred income taxes have been provided on the gains and losses.

5. Goodwill and Other Intangibles

The changes in the carrying amount of goodwill by segment for the six months ended June 30, 2008, were as follows:

	Financial Solutions Group	Payment Solutions Group	Total
Goodwill balance as of December 31, 2007	$400,715	$879,831	$1,280,546
Goodwill acquired during the period	—	48,491	48,491
Purchase accounting adjustments	—	4,465	4,465

Goodwill balance as of June 30, 2008	$400,715	$932,787	$1,333,502

Purchase accounting adjustments are the adjustments to the initial goodwill recorded at the time an acquisition is completed. Such adjustments generally consist of adjustments to the assigned fair value of the assets acquired and liabilities assumed resulting from the completion of valuations, adjustments to initial estimates recorded for transaction costs or exit liabilities, if any, contingent consideration when paid or received from escrow arrangements at the end of a contractual contingency period, the reduction of goodwill allocated to sales transactions, and corresponding foreign currency translation adjustments. For 2008, the adjustments to goodwill primarily represent total contingent consideration of $4,600 related to various acquisitions.

SFAS 142 provides specific guidance for testing goodwill and indefinite lived intangible assets for impairment. Goodwill is tested for impairment at least annually using a two-step process that begins with an estimation of fair value at the “reporting unit” level. Metavante’s reporting units are businesses one level below the operating segment level for which discrete financial information is prepared and regularly reviewed by management. The first step screens for potential impairment and the second measures the amount of the impairment. As permitted by SFAS 142, Metavante performed its annual test for impairment as of June 30, 2008, and concluded that there was no impairment.

METAVANTE TECHNOLOGIES, INC.

Notes to the Condensed Consolidated Financial Statements – continued (Unaudited)

(In thousands, except per share amounts)

As of June 30, 2008, Metavante’s other intangible assets consisted of the following:

June 30, 2008	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer Relationships	$358,360	$(85,639)	$272,721
Other	13,555	(4,769)	8,786

Total	$371,915	$(90,408)	$281,507

December 31, 2007	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer Relationships	$341,527	$(71,314)	$270,213
Other	13,555	(4,173)	9,382

Total	$355,082	$(75,487)	$279,595

Amortization expense of other intangible assets amounted to $7,610 and $7,096 for the three months ended June 30, 2008 and 2007, respectively. Amortization expense of other intangible assets amounted to $14,869 and $13,876 for the six months ended June 30, 2008 and 2007, respectively.

The estimated amortization expense of other intangible assets for the next five years is:

Remainder of 2008	$14,489
2009	28,821
2010	28,612
2011	28,270
2012	27,016

6. Debt and Capital Lease Obligations

Debt and capital lease obligations at June 30, 2008 and December 31, 2007, consist of the following:

	June 30, 2008	December 31, 2007
Term loan	$1,745,625	$1,750,000
Capital lease obligations	40	47

Total debt and capital lease obligations	1,745,665	1,750,047
Less current maturities	(17,500)	(13,164)

Total long-term debt and capital lease obligations	$1,728,165	$1,736,883

The term loan carries interest at 3-month LIBOR plus a margin of 1.75%. As of June 30, 2008 and December 31, 2007 the interest rate on the term loan was 4.62% and 6.66%, respectively.

7. Interest Rate Swaps

On November 26, 2007, Metavante entered into amortizing interest rate swap agreements that have an initial aggregate notional value of $1,200,000 with a maturity date of February 1, 2012. The swaps have a notional value of $1,200,000 through February 2010; $800,000 through February 2011; and $400,000 through February

METAVANTE TECHNOLOGIES, INC.

Notes to the Condensed Consolidated Financial Statements – continued (Unaudited)

(In thousands, except per share amounts)

2012. These interest rate swaps will pay Metavante variable interest at the three-month LIBOR rate, and Metavante will pay the counterparties a fixed rate of 3.865%. Metavante’s term loan facility carries interest at three-month LIBOR, plus a margin of 1.75%. Therefore, these swaps effectively fix Metavante’s rate on the $1,200,000 of the term loan facility at 5.615%. The interest rate swaps relate to $1,200,000 of the $1,750,000 term loan. Metavante designated these interest rate swaps as cash flow hedges in accordance with SFAS 133.

On January 30, 2008, Metavante entered into an interest rate swap with a notional value of $200,000, an effective date of February 1, 2008 and a maturity date of February 1, 2012. The interest rate swap will pay Metavante variable interest at the three-month LIBOR rate, and Metavante will pay the counterparties a fixed rate of 3.436%. Metavante’s term loan facility carries interest at three-month LIBOR, plus a margin of 1.75%. Therefore, this swap effectively fixes Metavante’s rate on an additional $200,000 of the term loan facility at 5.186%. The interest rate swap relates to $200,000 of the $1,750,000 term loan. Metavante designated this swap as a cash flow hedge in accordance with SFAS 133.

The fair value of the interest rate swap agreements at June 30, 2008 was recorded as a liability of approximately $2,301, with the offset to accumulated other comprehensive income, net of tax. Fair values for the swap agreements are based on third-party information and reasonable estimates about relevant future market conditions. Metavante recognized no ineffectiveness related to its cash flow hedges for the six months ended June 30, 2008.

8. Comprehensive Income

Comprehensive income is comprised of net income, fair market value adjustments on cash flow hedges, foreign currency translation and changes in unrecognized postretirement gain, and consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$36,900	$42,861	$71,872	$92,136
Other comprehensive items:
Fair market value adjustments on cash flow hedges, net of tax (See Note 7)	24,421	—	173	—
Foreign currency translation	(260)	—	5,448	—
Change in unrecognized postretirement gain, net of tax	(96)	—	(96)	—

Other comprehensive income	24,065	—	5,525	—

Comprehensive income	$60,965	$42,861	$77,397	$92,136

METAVANTE TECHNOLOGIES, INC.

Notes to the Condensed Consolidated Financial Statements – continued (Unaudited)

(In thousands, except per share amounts)

9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2008:

	Three Months Ended June 30, 2008			Six Months Ended June 30, 2008
	Net Income (Numerator)	Average Shares (Denominator)	Per Share Amount	Net Income (Numerator)	Average Shares (Denominator)	Per Share Amount
Basic earnings per share:
Income available to common shareholders	$36,900	119,074	$0.31	$71,872	119,038	$0.60

Effect of dilutive securities:
Stock options, restricted stock and other plans		852			784
Stock purchase right		213			193

Dilutive earnings per share:
Income available to common shareholders	$36,900	120,139	$0.31	$71,872	120,015	$0.60

Earnings per share was not calculated for the three and six months ended June 30, 2007, because Metavante Corporation was a wholly-owned subsidiary of M&I until November 1, 2007.

Metavante and WPM, L.P., a Delaware limited partnership (“WPM”) affiliated with Warburg Pincus LLC (collectively “Warburg Pincus”) entered into a Stock Purchase Right Agreement dated November 1, 2007. Under the Stock Purchase Right Agreement, Warburg Pincus has the right to purchase shares of Metavante common stock in order to maintain its ownership interest in common shares of Metavante. The Stock Purchase Right Agreement relates to employee stock options that were outstanding immediately following the separation from M&I on November 1, 2007. The stock purchase right may be exercised quarterly for one-third of the number of employee stock options existing immediately following the separation from M&I that were exercised during the preceding quarter. Warburg Pincus’s stock purchase right is based on the exercise price of the options exercised. During the three months ended June 30, 2008, Warburg Pincus acquired 9 shares of Metavante common stock for an aggregate cash purchase price of $151 under the Stock Purchase Right Agreement. During the six months ended June 30, 2008, Warburg Pincus acquired 40 shares of Metavante common stock for an aggregate cash purchase price of $654 under the Stock Purchase Right Agreement.

The dilutive earnings per share calculation excludes stock options that are convertible into 7.7 million and 7.8 million common shares for the three and six months ended June 30, 2008, respectively, because their inclusion would have been anti-dilutive.

10. Share-Based Payments

Metavante accounts for stock-based compensation using the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment.” Stock-based compensation expense is calculated based on the fair value of the award at the time of grant and recognized on a straight-line basis over the service period, which is usually the

METAVANTE TECHNOLOGIES, INC.

Notes to the Condensed Consolidated Financial Statements – continued (Unaudited)

(In thousands, except per share amounts)

vesting period. Stock-based compensation expense was $4,105 and $1,451 for the three months ended June 30, 2008 and 2007, respectively. Stock-based compensation expense was $7,510 and $3,019 for the six months ended June 30, 2008 and 2007, respectively.

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

The following table provides detail on Metavante’s net periodic benefit costs for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,
	2008	2007
Service cost	$198	$189
Interest cost on accumulated postretirement benefit obligation (“APBO”)	176	246
Expected return on plan assets	—	(103)
Prior service amortization	(154)	(156)
Actuarial loss amortization	—	5

Net periodic postretirement benefit cost	$220	$181

	Six Months Ended June 30,
	2008	2007
Service cost	$293	$378
Interest cost on APBO	261	491
Expected return on plan assets	—	(206)
Prior service amortization	(154)	(313)
Actuarial loss amortization	—	11

Net periodic postretirement benefit cost	$400	$361

Benefit payments and expenses, net of participant contributions, for the three and six months ended June 30, 2008, amounted to $0.

METAVANTE TECHNOLOGIES, INC.

Notes to the Condensed Consolidated Financial Statements – continued (Unaudited)

(In thousands, except per share amounts)

The funded status, which is the accumulated postretirement benefit obligations as of June 30, 2008, was as follows:

Total funded status, December 31, 2007	$(8,047)
Service cost	(293)
Interest cost on APBO	(261)

Total funded status, June 30, 2008	$(8,601)

12. Warrants

Metavante signed a warrant agreement on June 29, 2007, which granted Metavante warrants to purchase 2.5 million shares of a publicly-traded software company. The vested warrants are considered derivatives in accordance with SFAS 133. The fair value of the vested warrants are recorded at the end of each reporting period with changes in fair value recorded in earnings. The fair value of the vested warrants is recorded in other assets and as of June 30, 2008 was $7,520. For the three and six months ended June 30, 2008, the change in fair value recorded in earnings was a gain of $2,420 and $2,320, respectively and was recorded within selling, general and administrative expenses in the Condensed Consolidated Statements of Income.

13. Fair Value Measurements

Metavante adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) as of January 1, 2008, which among other matters, requires enhanced disclosures regarding fair value measurements. SFAS 157 establishes a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring fair value. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to that measurement. Measurements with readily available, active, quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lower degree of judgment used in measuring fair value.

In accordance with FASB Staff Position 157-2, Metavante has partially adopted the provisions of SFAS 157. Metavante has not adopted the provisions of SFAS 157 for assets or liabilities that are nonrecurring.

Fair value measurements are classified and disclosed in one of the following categories:

Level I – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date.

Level II – Pricing inputs are other-than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date. Fair value is determined through the use of models or other valuation methodologies.

Level III – Pricing inputs are unobservable for the asset or liability and include situations where there is little, if any, market activity for the asset or liability. The inputs into the determination of fair value require significant management judgment or estimation.

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

Metavante uses observable forward interest rates as inputs to a valuation model to value interest rate swaps. Metavante uses the Black-Scholes model to value warrants.

The following table summarizes the valuation of Metavante’s assets and liabilities by the above SFAS 157 fair value hierarchy as of June 30, 2008:

	Total	Level I	Level II	Level III
Interest rate swaps	$2,301	$—	$2,301	$—
Warrants	7,520	—	—	7,520

The changes in assets and liabilities measured at fair value for which Metavante has used Level III inputs to determine fair value are as follows:

Balance, December 31, 2007	$5,200
Total gain recorded in operating expenses	2,320

Balance, June 30, 2008	$7,520

On January 1, 2008, Metavante adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items generally on an instrument-by-instrument basis at fair value that are not currently required to be measured at fair value. Metavante did not record any financial assets or liabilities at fair value on January 1, 2008.

METAVANTE TECHNOLOGIES, INC.

Notes to the Condensed Consolidated Financial Statements – continued (Unaudited)

(In thousands, except per share amounts)

14. Segments

Metavante determines its operating segments based on the information utilized by the chief operating decision maker, Metavante’s Chief Executive Officer, to allocate resources and assess performance. Based on this information, Metavante has determined that it operates in two operating segments—the Financial Solutions Group (“FSG”) and the Payment Solutions Group (“PSG”). FSG offers a comprehensive suite of technology and business services that are critical to a financial institution’s ability to attract, expand and service existing and prospective customers. PSG offers a comprehensive suite of payment products and services, including credit, debit and prepaid debit card management and a national payments network in NYCE, as well as specialized solutions to facilitate government and healthcare payments. These reportable segments are strategic business units through which Metavante offers different products and services. Metavante evaluates the performance of segments based on their respective revenues and segment operating income, which excludes certain corporate costs, net interest expense and income taxes. During 2007, Metavante transferred the Image Solutions division, which was previously reported in the FSG segment, to the PSG segment. Segment reporting for prior periods presented has been adjusted to reflect this change.

	FSG	PSG	Total
Three months ended June 30, 2008
Revenue	$164,196	$260,632	$424,828
Expenses	126,630	180,279	306,909

Segment operating income	$37,566	$80,353	117,919

Net corporate/other expenses (1)			(59,185)

Income before income taxes			$58,734

Three months ended June 30, 2007, as adjusted
Revenue	$155,299	$240,436	$395,735
Expenses	114,829	173,359	288,188

Segment operating income	$40,470	$67,077	107,547

Net corporate/other expenses (1)			(41,502)

Income before income taxes			$66,045

METAVANTE TECHNOLOGIES, INC.

Notes to the Condensed Consolidated Financial Statements – continued (Unaudited)

(In thousands, except per share amounts)

	FSG	PSG	Total
Six months ended June 30, 2008
Revenue	$328,207	$521,185	$849,392
Expenses	253,465	358,754	612,219

Segment operating income	$74,742	$162,431	237,173

Net corporate/other expenses (1)			(120,988)

Income before income taxes			$116,185

Six months ended June 30, 2007, as adjusted
Revenue	$307,317	$475,660	$782,977
Expenses	228,100	344,123	572,223

Segment operating income	$79,217	$131,537	210,754

Net corporate/other expenses (1)			(67,748)

Income before income taxes			$143,006

(1)	Net corporate/other expenses include human resource, legal, finance and accounting, acquisition intangible amortization, transaction-related costs, interest and various other unallocated charges. These costs are not allocated to the segments when Metavante management evaluates segment performance.

15. Commitments and Contingencies

During its normal course of business, Metavante may be involved in litigation. Metavante recorded a reserve in the amount of $8,579 and $8,585 as of June 30, 2008 and December 31, 2007, respectively, for the estimated exposure and legal fees related to a contractual dispute with a customer. No significant change in this litigation or the estimated exposure has occurred since December 31, 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The following section discusses management’s view of the financial condition and results of operations of Metavante Technologies and its consolidated subsidiaries as of and for three and six months ended June 30, 2008. The financial condition and results of operations as of and for the three and six months ended June 30, 2007 are of Metavante Corporation and its consolidated subsidiaries. Metavante Corporation was a wholly-owned subsidiary of M&I for the three and six months ended June 30, 2007. See Note 2, in the Notes to Consolidated Financial Statements in Item 8 of Metavante’s Annual Report on Form 10-K for the year ended December 31, 2007 for additional information regarding Metavante’s separation from M&I.

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

Metavante delivered higher revenue in the three months ended June 30, 2008, as compared to the prior year’s quarter due to higher transaction volumes and our recent successes cross-selling our product portfolio and capturing new business. Metavante’s revenue increased 7% for the three months ended June 30, 2008, compared with the three months ended June 30, 2007. Metavante’s net income for the three months ended June 30, 2008 was $36.9 million, compared to net income for the three months ended June 30, 2007 of $42.8 million.

Recent Developments

During January 2008, Metavante closed two acquisitions, each of which will operate within the PSG. Metavante acquired Nomad Payments Limited, which now operates as Metavante Technologies Limited. Metavante Technologies Limited, headquartered in London, United Kingdom, is a leading provider of prepaid and debit card processing and licensed software. Metavante also acquired BenSoft Incorporated (“BenSoft”) located in San Diego, CA. BenSoft’s RepayMe® product is healthcare software that provides third-party administrators, health plans and self-administrating employers with an on-line reimbursement solution for flexible spending accounts, health reimbursement accounts and health savings accounts.

Results of Operations

The following table shows the results of operations of Metavante for the three and six months ended June 30, 2008 and 2007 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Selected Financial Information	2008	2007	2008	2007
Revenue	$424.8	$395.7	$849.4	$783.0
Expenses:
Cost of processing and services	279.5	263.2	560.2	518.0
Selling, general and administrative	60.8	57.8	119.5	114.1
Transaction costs	—	0.9	—	0.9

Total expenses	340.3	321.9	679.7	633.0

Income from operations	84.5	73.8	169.7	150.0
Other non-operating income (expense):
Interest expense, net	(25.2)	(6.8)	(52.8)	(14.1)
Net (loss) gain related to Firstsource	(0.3)	(1.0)	(0.9)	7.0
Other	(0.3)	—	0.2	0.1

Income before income taxes	58.7	66.0	116.2	143.0
Provision for income taxes	21.8	23.2	44.3	50.9

Net income	$36.9	$42.8	$71.9	$92.1

Key Operating Metrics

Metavante management believes the results of operations expressed as a percentage of revenue provide insight into trends of the business. The following table shows the results of operations of Metavante for the three and six months ended June 30, 2008 and 2007, expressed as a percentage of revenue for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
Selected Financial Information (% of Revenue)	2008	2007	2008	2007
Revenue	100%	100%	100%	100%
Expenses:
Cost of processing and services	65.8%	66.6%	65.9%	66.2%
Selling, general and administrative	14.3%	14.6%	14.1%	14.6%
Transaction costs	0.0%	0.2%	0.0%	0.0%

Total expenses	80.1%	81.4%	80.0%	80.8%

Income from operations	19.9%	18.6%	20.0%	19.2%
Other non-operating income (expense):
Interest expense, net	(5.9)%	(1.7)%	(6.2)%	(1.9)%
Net (loss) gain related to Firstsource	(0.1)%	(0.2)%	(0.1)%	0.9%
Other	(0.1)%	0.0%	0.0%	0.0%

Income before income taxes	13.8%	16.7%	13.7%	18.3%
Provision for income taxes	5.1%	5.9%	5.2%	6.5%

Net income	8.7%	10.8%	8.5%	11.8%

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

The following table shows a reconciliation of net income to EBITDA for the three and six months ended June 30, 2008 and 2007 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008		2007
Net income	$36.9	$42.8	$71.9		$92.1
Add: Net interest expense	25.2	6.8	52.8		14.1
Provision for income taxes	21.8	23.2	44.3		50.9
Depreciation and amortization	29.5	30.3	59.8		60.8
Acquisition intangible amortization	7.6	7.1	14.9		13.9

EBITDA	$121.0	$110.2	$243.7	(1)	$231.8	(1)

(1)	Includes $(0.9) million and $7.0 million of net (loss)/gain related on Firstsource for the six months ended June 30, 2008 and 2007, respectively.

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

Transaction Costs—Transaction costs consist of expenses associated with the separation from M&I.

Comparison of the Three Months Ended June 30, 2008 and 2007

Revenue

Revenue increased $29.1 million, or 7%, to $424.8 million for the three months ended June 30, 2008, as compared to $395.7 million for the three months ended June 30, 2007. The revenue growth was primarily driven by higher transaction volumes in payment businesses and higher professional services activity. Revenues associated with acquisitions completed during the first quarter of 2008 contributed approximately one percentage point of revenue growth for the three months ended June 30, 2008, compared to the three months ended June 30, 2007. Metavante’s total revenue growth for the three months ended June 30, 2008, compared to the three months ended June 30, 2007, excluding acquisitions (i.e., organic revenue growth), was approximately 6%. To determine the organic revenue growth rate, Metavante adjusts its prior year revenue for the acquisitions as if they had been consummated on January 1 of the prior year.

Cost of Processing and Services

Cost of processing and services increased $16.3 million, or 6%, to $279.5 million for the three months ended June 30, 2008, compared to $263.2 million for the three months ended June 30, 2007. Cost of processing and services, as a percentage of revenue, decreased to 65.8% for the three months ended June 30, 2008, compared to 66.6% for the three months ended June 30, 2007. The decrease was due to operating leverage within both segments that was partially offset by an increase in investment in product development within the FSG segment.

Selling, General and Administrative Expense

Selling, general and administrative expense increased $3.0 million, or 5%, to $60.8 million for the three months ended June 30, 2008, compared to $57.8 million for the three months ended June 30, 2007. Selling, general and administrative expenses, as a percentage of revenue, decreased to 14.3% for the three months ended June 30, 2008, compared to 14.6% for the three months ended June 30, 2007. The decrease as a percentage of sales is due to the benefits of cost actions taken in the Image Solutions division during late 2007 and the gain related to the warrants held by Metavante in a publicly-traded software company as discussed in Note 12 of the Notes to the Condensed Consolidated Financial Statements.

Transaction costs

Transaction costs for the three months ended June 30, 2007 were $0.9 million. The costs incurred related primarily to legal and other professional fees associated with the separation from M&I that took place during the fourth quarter of 2007.

Income from Operations

Income from operations increased $10.7 million, or 14%, to $84.5 million for the three months ended June 30, 2008, compared to $73.8 million for the three months ended June 30, 2007. Income from operations, as a percentage of revenue, was 19.9% for the three months ended June 30, 2008, compared to 18.6% for the three months ended June 30, 2007. The increase in operating margin was due to the benefits of cost actions taken in the Image Solutions division and operating leverage in both segments that was partially offset by an increase in investment in product development within the FSG segment.

Interest Expense, net

Interest expense, net of interest income, increased $18.4 million, to $25.2 million for the three months ended June 30, 2008, compared to $6.8 million for the three months ended June 30, 2007. The increase was due to the higher level of borrowings in connection with Metavante’s separation from M&I completed during the fourth quarter of 2007.

Net Loss Related to Firstsource

During the three months ended June 30, 2008, Metavante recorded $0.3 million in pre-tax losses related to Metavante’s investment in Firstsource Solutions Limited (“Firstsource”), compared to $1.0 million in pre-tax losses during the three months ended June 30, 2007. See Note 4 in the Notes to Condensed Consolidated Financial Statements for further information.

Other Non-Operating Income (Expense)

Other non-operating expense was $0.3 million for the three months ended June 30, 2008, compared to $0.0 million for the three months ended June 30, 2007. These amounts related primarily to the portion of earnings attributable to the minority shareholders of the Everlink Payment Services, Inc. and Monitise Americas, LLC entities and Metavante’s share of earnings related to its investment in Firstsource. These amounts can vary between periods depending on the performance of the respective businesses.

Provision for Income Taxes

The provision for income taxes was $21.8 million for the three months ended June 30, 2008, compared to $23.2 million for the three months ended June 30, 2007. The effective tax rate was 37.1% for the three months ended June 30, 2008, compared to 35.1% for the three months ended June 30, 2007. The increase in the effective tax rate is primarily due to the expiration of the research and development tax credit for federal tax purposes on December 31, 2007.

Net Income

Net income for the three months ended June 30, 2008 was $36.9 million compared to $42.8 million for the three months ended June 30, 2007 due to the reasons stated above.

Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA)

EBITDA increased $10.8 million, or 10%, to $121.0 million for the three months ended June 30, 2008, compared to $110.2 million for the three months ended June 30, 2007. The EBITDA growth was attributable to the benefits of cost actions taken within the Image Solutions division and operating leverage in both segments that was partially offset by an increase in investment in product development within the FSG segment.

Comparison of the Six Months Ended June 30, 2008 and 2007

Revenue

Revenue increased $66.4 million, or 8%, to $849.4 million for the six months ended June 30, 2008, as compared to $783.0 million for the six months ended June 30, 2007. The revenue growth was primarily driven by higher volumes in payment transactions and core processing activities, as well as higher professional services activity. Revenues associated with acquisitions completed during the first quarter of 2008 contributed approximately one percentage point of revenue growth for the six months ended June 30, 2008, compared to the six months ended June 30, 2007. Metavante’s total revenue growth for the six months ended June 30, 2008, compared to the six months ended June 30, 2007, excluding acquisitions (i.e. organic revenue growth), was approximately 7%. To determine the organic revenue growth rate, Metavante adjusts its prior year revenue for the acquisitions as if they had been consummated on January 1 of the prior year.

Cost of Processing and Services

Cost of processing and services increased $42.2 million, or 8%, to $560.2 million for the six months ended June 30, 2008, compared to $518.0 million for the six months ended June 30, 2007. Cost of processing and services, as a percentage of revenue, decreased to 65.9% for the six months ended June 30, 2008, compared to 66.2% for the six months ended June 30, 2007. The decrease was due to operating leverage in both segments that was partially offset by an increase in investment in product development within the FSG segment.

Selling, General and Administrative Expense

Selling, general and administrative expense increased $5.4 million, or 5%, to $119.5 million for the six months ended June 30, 2008, compared to $114.1 million for the six months ended June 30, 2007. Selling, general and administrative expenses, as a percentage of revenue, decreased to 14.1% for the six months ended June 30, 2008, compared to 14.6% for the six months ended June 30, 2007. The decrease as a percentage of sales is due to the benefits of cost actions taken in the Image Solutions division during late 2007 and the gain related to the warrants held by Metavante in a publicly-traded software company as discussed in Note 12 of the Notes to the Condensed Consolidated Financial Statements.

Transaction costs

Transaction costs for the six months ended June 30, 2007 were $0.9 million. The costs incurred related primarily to legal and other professional fees associated with the separation from M&I that took place during the fourth quarter of 2007.

Income from Operations

Income from operations increased $19.7 million, or 13%, to $169.7 million for the six months ended June 30, 2008, compared to $150.0 million for the six months ended June 30, 2007. Income from operations, as a percentage of revenue, was 20.0% for the six months ended June 30, 2008, compared to 19.2% for the six months ended June 30, 2007. The increase in operating margin was due to the benefits of cost actions taken in the Image Solutions division and operating leverage in both segments that was partially offset by investment in product development within the FSG segment.

Interest Expense, net

Interest expense, net of interest income, increased $38.7 million, to $52.8 million for the six months ended June 30, 2008, compared to $14.1 million for the six months ended June 30, 2007. The increase was due to the higher level of borrowings in connection with Metavante’s separation from M&I completed during the fourth quarter of 2007.

Net (Loss) Gain Related to Firstsource

During the six months ended June 30, 2008, Metavante recorded $0.9 million in pre-tax losses related to Metavante’s investment in Firstsource, compared to $7.0 million in pre-tax gains during the six months ended June 30, 2007. See Note 4 in the Notes to Condensed Consolidated Financial Statements for further information.

Other Non-Operating Income (Expense)

Other non-operating income was $0.2 million for the six months ended June 30, 2008, compared to $0.1 million for the six months ended June 30, 2007. These amounts related primarily to the portion of earnings attributable to the minority shareholders of the Everlink Payment Services, Inc. and Monitise Americas, LLC entities and Metavante’s share of earnings related to its investment in Firstsource. These amounts can vary between periods depending on the performance of the respective businesses.

Provision for Income Taxes

The provision for income taxes was $44.3 million for the six months ended June 30, 2008, compared to $50.9 million for the six months ended June 30, 2007. The effective tax rate was 38.1% for the six months ended June 30, 2008, compared to 35.6% for the six months ended June 30, 2007. The increase in the effective tax rate is primarily due to the expiration of the research and development tax credit for federal tax purposes on December 31, 2007.

Net Income

Net income for the six months ended June 30, 2008 was $71.9 million compared to $92.1 million for the six months ended June 30, 2007 due to the reasons stated above.

Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA)

EBITDA increased $11.9 million, or 5%, to $243.7 million for the six months ended June 30, 2008, compared to $231.8 million for the six months ended June 30, 2007. The six months ended June 30, 2008 includes a net loss on Firstsource of $0.9 million compared to a net gain on Firstsource of $7.0 million for the six months ended June 30, 2007. The EBITDA growth was attributable to the benefits of cost actions taken within the Image Solutions division and operating leverage in both segments that was partially offset by an increase in investment in product development within the FSG segment.

Business Segments

Metavante provides a full array of technology products and services for the financial services industry. Metavante’s results of operations are classified into two business segments: FSG and PSG. FSG and PSG are strategic business units through which Metavante offers different products and services. During 2007, Metavante changed certain management reporting and the way it views its business. Metavante transferred its Image Solutions division from the FSG segment to the PSG segment. Metavante considered these changes as part of its normal assessment of its business. Segment reporting for prior periods has been revised to reflect this change. A further description of each of our business segments along with the corporate services area follows:

FSG—The Financial Solutions Group includes the following solution sets: banking, commercial treasury, eBanking, risk and compliance, sales and service and wealth management. FSG offers a comprehensive suite of technology and business services that are critical to a financial institution’s ability to attract, expand and service existing and prospective customers.

PSG—The Payment Solutions Group includes the following solution sets: acquiring, issuing, image, payment network, ePayment and healthcare payment. PSG offers a comprehensive suite of payment products and services, including credit, debit and prepaid debit card management and a national payments network in NYCE, as well as specialized solutions to facilitate government and healthcare payments.

Corporate—Net corporate/other expenses include human resources, legal, finance and accounting, acquisition intangible amortization, transaction-related costs and various other unallocated charges. These costs are not allocated to the segments when Metavante management evaluates segment performance.

Metavante evaluates the performance of its segments based on their respective revenues and segment operating income. The following table shows summarized financial information for each of Metavante’s two business segments for the three and six months ended June 30, 2008 and 2007 (in millions):

	FSG	PSG	Total
Three months ended June 30, 2008
Revenue	$164.2	$260.6	$424.8
Expenses	126.6	180.3	306.9

Segment operating income	$37.6	$80.3	117.9

Net corporate/other expenses			(59.2)

Income before income taxes			$58.7

Three months ended June 30, 2007, as adjusted
Revenue	$155.3	$240.4	$395.7
Expenses	114.8	173.4	288.2

Segment operating income	$40.5	$67.0	107.5

Net corporate/other expenses			(41.5)

Income before income taxes			$66.0

	FSG	PSG	Total
Six months ended June 30, 2008
Revenue	$328.2	$521.2	$849.4
Expenses	253.5	358.8	612.3

Segment operating income	$74.7	$162.4	237.1

Net corporate/other expenses			(120.9)

Income before income taxes			$116.2

Six months ended June 30, 2007, as adjusted
Revenue	$307.3	$475.7	$783.0
Expenses	228.1	344.2	572.3

Segment operating income	$79.2	$131.5	210.7

Net corporate/other expenses			(67.7)

Income before income taxes			$143.0

Comparison of the Three Months Ended June 30, 2008 and 2007

Revenue

Revenue for the FSG segment increased $8.9 million, or 6%, to $164.2 million for the three months ended June 30, 2008, compared to $155.3 million for the three months ended June 30, 2007. Revenue growth was driven by higher core processing activity and professional services revenue.

Revenue for the PSG segment increased $20.2 million, or 8%, to $260.6 million for the three months ended June 30, 2008, compared to $240.4 million for the three months ended June 30, 2007. Revenue growth was driven by higher payment transaction volumes and software related revenue. Additionally, acquisitions completed in the six months ended June 30, 2008 contributed to the growth in revenue.

Segment Operating Income

Income from operations for the FSG segment decreased $2.9 million, or 7%, to $37.6 million for the three months ended June 30, 2008, compared to $40.5 for the three months ended June 30, 2007. Segment operating margin was 22.9% in 2008 compared to 26.1% in 2007. The decrease in operating margin was due to revenue mix, price, and increased investments in product development, which offset the benefit of operating leverage.

Income from operations for the PSG segment increased $13.3 million, or 20%, to $80.3 million for the three months ended June 30, 2008, compared to $67.0 million for the three months ended June 30, 2007. Segment operating margin was 30.8% in 2008 compared to 27.9% in 2007. The increase in the operating margin was driven by the benefits of cost actions taken in the Image Solutions division during 2007 and operating leverage in other business units.

Net corporate/other expenses increased $17.7 million to $59.2 million for the three months ended June 30, 2008, compared to $41.5 million for the three months ended June 30, 2007. The increase in net corporate/other expenses is primarily attributable to the increase in net interest expense related to increased borrowings and the decrease in SAB 51 losses from the Firstsource investment.

Comparison of the Six Months Ended June 30, 2008 and 2007

Revenue

Revenue for the FSG segment increased $20.9 million, or 7%, to $328.2 million for the six months ended June 30, 2008, compared to $307.3 million for the six months ended June 30, 2007. Revenue growth was driven by higher core processing activity and professional services revenue.

Revenue for the PSG segment increased $45.5 million, or 10%, to $521.2 million for the six months ended June 30, 2008, compared to $475.7 million for the six months ended June 30, 2007. Revenue growth was driven by higher payment transaction volumes. Additionally, acquisitions completed in the six months ended June 30, 2008 contributed approximately one percentage point to the growth in revenue.

Segment Operating Income

Income from operations for the FSG segment decreased $4.5 million, or 6%, to $74.7 million for the six months ended June 30, 2008, compared to $79.2 for the six months ended June 30, 2007. Segment operating margin was 22.8% in 2008 compared to 25.8% in 2007. The decrease in operating margin was due to increased investments in product development, which offset the benefit of operating leverage.

Income from operations for the PSG segment increased $30.9 million, or 23%, to $162.4 million for the six months ended June 30, 2008, compared to $131.5 million for the six months ended June 30, 2007. Segment operating margin was 31.2% in 2008 compared to 27.6% in 2007. The increase in the operating margin was driven by the benefits of cost actions taken in the Image Solutions division during 2007 and operating leverage in other business units.

Net corporate/other expenses increased $53.2 million to $120.9 million for the six months ended June 30, 2008, compared to $67.7 million for the six months ended June 30, 2007. The increase in net corporate/other expenses is primarily attributable to the increase in net interest expense related to increased borrowings and the decrease in the SAB 51 gains or losses from the Firstsource investment.

Liquidity and Capital Resources

Metavante broadly defines liquidity as its ability to generate sufficient cash flow from operating activities to meet its obligations and commitments. In addition, liquidity includes the ability to obtain appropriate debt and equity financing.

The following table shows Metavante’s sources and uses of funds for the six months ended June 30, 2008 and 2007 (in millions):

	Six months Ended
	June 30,
	2008	2007
Net cash from operating activities	$148.3	$155.3
Net cash from investing activities	(209.1)	(92.0)
Net cash from financing activities	73.7	(25.0)
Effect of exchange rate changes on cash and cash equivalents	(0.7)	—

Change in cash and cash equivalents	$12.2	$38.3

Net cash from operating activities

Net cash from operating activities during the six months ended June 30, 2008 decreased by $7.0 million to $148.3 million, compared to $155.3 million during the six months ended June 30, 2007. The decrease was driven by an increase in interest payments of $30.4 for the six months ended June 30, 2008, compared to the six months ended June 30, 2007, offset by the timing of payment transaction settlement, which increased cash from operating activities by approximately $34.7 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007.

Net cash from investing activities

Net cash from investing activities during the six months ended June 30, 2008 decreased by $117.1 million to a cash outflow of $209.1 million, compared to a cash outflow of $92.0 million during the six months ended June 30, 2007. Net cash from investing activities was impacted by an increase in funds used for acquisitions of $20.2 million for the six months ended June 30, 2008, compared to the six months ended June 30, 2007. In addition, the funds from processing certain types of transactions where money is collected from Metavante’s clients until payment is made to appropriate payees decreased $102.9 million for the six months ended June 30, 2008 compared to 2007. This amount can vary significantly from period to period.

Net cash from financing activities

Net cash from financing activities for the six months ended June 30, 2008 increased $98.7 million to a cash inflow of $73.7 million, compared to a cash outflow of $25.0 million for the six months ended June 30, 2007. The increase was primarily attributable to the change in payments held for third party remittance as described in Note 1 of the Notes to the Consolidated Financial Statements, in Item 8 of Metavante’s Annual Report on Form 10-K for the year ended December 31, 2007. The amount can vary significantly from period to period and increased by $100.5 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007.

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

The following is a reconciliation of cash provided from operating activities to free cash flow (in millions):

	Six Months Ended June 30,
	2008	2007
Net cash from operating activities	$148.3	$155.3
Less capital expenditures:
Premises and equipment	9.4	15.6
Software and conversions	56.4	56.3

Free cash flow	$82.5	$83.4

Free cash flow decreased $0.9 million, or 1%, to $82.5 million for the six months ended June 30, 2008, compared to $83.4 million for the six months ended June 30, 2007. The decrease was driven by an increase in interest payments of $30.4 for the six months ended June 30, 2008, compared to the six months ended June 30, 2007, offset by the timing of payment transaction settlement, which increased cash from operating activities by approximately $34.7 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007.

Credit Facilities

There have been no significant changes to Metavante’s credit facilities since the filing of our Annual Report on Form 10-K for the year ended December 31, 2007. As of June 30, 2008, Metavante was subject to a consolidated leverage ratio covenant in its credit facility. The consolidated leverage ratio is the ratio of consolidated total net debt to credit agreement EBITDA. As of June 30, 2008, the ratio must not exceed 5.00:1.00. Metavante’s consolidated leverage ratio as of June 30, 2008 was 3.1:1.00. As of June 30, 2008, Metavante was in compliance with all covenants in its credit facility. See our Annual Report on Form 10-K for the year ended December 31, 2007 for additional information regarding sources of liquidity.

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

At June 30, 2008, Metavante had no off-balance sheet arrangements.

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

Evaluation of Disclosure Controls and Procedures

Metavante carried out an evaluation, under the supervision and with the participation of management, including Metavante’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness, as of June 30, 2008, of the design and operation of the disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, Metavante’s Chief Executive Officer and its Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of June 30, 2008.

Changes in Internal Control over Financial Reporting

There has been no change in Metavante’s internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, Metavante’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In connection with the completion of the separation transaction, Metavante entered into a Stock Purchase Right Agreement, with WPM, L.P., a Delaware limited partnership (“WPM”) affiliated with Warburg Pincus LLC (collectively “Warburg Pincus”). Under the Stock Purchase Right Agreement, Warburg Pincus has the right to purchase shares of Metavante common stock in order to maintain its ownership interest in the common shares of Metavante. The Agreement relates to employee stock options that were outstanding immediately following the separation transaction. The stock purchase right may be exercised quarterly for one-third of the number of employee stock options existing immediately following the separation transaction that were exercised during the preceding quarter. Warburg Pincus’s stock purchase right is based on the exercise price of the options exercised. On June 12, 2008, pursuant to the terms of the Agreement, WPM acquired 9,245 shares of Metavante common stock for an aggregate cash purchase price of $151,846, or an average price of $16.42 per share. The shares of Metavante common stock were issued and sold in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Item 4.	Submission of Matters to a Vote of Security Holders.

Metavante held its Annual Meeting of Shareholders on May 20, 2008. The director nominees named below were elected to a term expiring at the 2009 Annual Meeting of Shareholders by the indicated votes cast for and withheld with respect to each nominee.

Name of Nominee	For	Withheld
David A. Coulter	103,702,071	3,030,910
L. Dale Crandall	104,260,003	2,472,978
Michael D. Hayford	105,239,062	1,493,919
Stephan A. James	105,626,213	1,106,768
Ted D. Kellner	105,608,874	1,124,107
Dennis J. Kuester	104,365,754	2,367,227
Frank R. Martire	105,614,480	1,118,501
Shantanu Narayen	105,619,072	1,113,909
Dianne M. Neal	105,455,840	1,277,141
James Neary	104,411,844	2,321,137
Adarsh Sarma	105,024,750	1,708,231

All of the other proposals, as set forth in our proxy statement for the 2008 Annual Meeting of Shareholders, were approved by Metavante shareholders as follows:

	For	Against	Abstain	Broker Non-Votes
Approval of the Metavante 2007 Employee Stock Purchase Plan, as amended	88,878,552	2,368,657	115,526	503,889
Approval of the Metavante 2007 Equity Incentive Plan, as amended	99,308,731	6,500,986	923,264	—
Approval of the Metavante Incentive Compensation Plan, as amended	101,023,643	4,581,046	1,128,292	—
Ratification of the selection of Deloitte & Touche LLP to serve as Metavante’s independent registered public accounting firm for 2008	106,062,298	471,672	199,011	—

Item 6.	Exhibits.

See the Exhibit Index following the signatures page of this report, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METAVANTE TECHNOLOGIES, INC.
(Registrant)

Date: August 7, 2008	/S/ TIMOTHY C. OLIVER
Timothy C. Oliver
Senior Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date: August 7, 2008	/S/ KENNETH F. BEST
Kenneth F. Best
Principal Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)

METAVANTE TECHNOLOGIES, INC.

(the “Registrant”)

(Commission File No. 001-33747)

Exhibit Index

to

Quarterly Report on Form 10-Q

for the Quarter Ended June 30, 2008

Exhibit No.	Description	Incorporated Herein by Reference to	Filed Herewith
10.1	Metavante 2007 Employee Stock Purchase Plan, as amended	Annex I to the Registrant’s Proxy Statement dated April 15, 2008 for its 2008 Annual Meeting of Shareholders

10.2	Metavante 2007 Equity Incentive Plan, as amended	Annex II to the Registrant’s Proxy Statement dated April 15, 2008 for its 2008 Annual Meeting of Shareholders

10.3	Metavante Incentive Compensation Plan, as amended	Annex III to the Registrant’s Proxy Statement dated April 15, 2008 for its 2008 Annual Meeting of Shareholders

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X