Form 10-Q
period 2008-09-30
Metavante Technologies, Inc.
filed 2008-11-12
CIK 1399768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 6, 2008
Common Stock, $0.01 par value	119,674,602 shares

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

METAVANTE TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

(In thousands)

	September 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$234,971	$185,528
Restricted funds	314,657	386,250
Accounts receivable, net	122,137	127,859
EFD processing receivables	60,186	110,788
Unbilled revenues	109,473	109,632
Deferred income taxes	37,726	37,638
Other current assets	49,122	55,813

Total current assets	928,272	1,013,508
Capitalized software and conversions, net	251,419	232,743
Premises and equipment, net	131,585	138,040
Goodwill and other intangibles, net	1,599,775	1,560,141
Other assets	153,111	155,567

Total	$3,064,162	$3,099,999

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$17,500	$13,164
Accounts payable	19,974	23,754
Accrued compensation and related benefits	43,251	48,048
Accrued expenses	159,891	180,956
Payments held for third party remittance	314,179	383,851
Deferred revenues	136,155	160,542
Other current liabilities	9,793	46,142

Total current liabilities	700,743	856,457
Long-term debt	1,723,770	1,736,883
Deferred income taxes	159,283	159,225
Other long-term liabilities	52,875	33,962

Total liabilities	2,636,671	2,786,527
Minority interest	15,141	14,121
Commitments and Contingencies—See Note 15
Shareholders’ Equity:
Preferred stock, $0.01 par value-authorized, 5,000 shares; no shares issued	—	—
Common stock, $0.01 par value-authorized, 200,000 shares; issued and outstanding, 119,670 and 119,117 shares, respectively	1,197	1,191
Treasury stock, at cost, 29 and 0 shares, respectively	(518)	—
Additional paid-in capital	1,477,284	1,462,050
Retained deficit	(1,063,914)	(1,170,892)
Accumulated other comprehensive (loss) income	(1,699)	7,002

Total shareholders’ equity	412,350	299,351

Total	$3,064,162	$3,099,999

See notes to condensed consolidated financial statements

METAVANTE TECHNOLOGIES, INC.

Condensed Consolidated Statements of Income (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Processing and services revenue	$424,474	$406,913	$1,273,866	$1,189,889
Expenses:
Cost of processing and services	274,757	270,318	834,946	788,331
Selling, general and administrative	66,923	49,045	186,449	163,128
Transaction costs	—	1,443	—	2,343

Total expenses	341,680	320,806	1,021,395	953,802

Income from operations	82,794	86,107	252,471	236,087
Other non-operating income (expense):
Interest income	621	5,207	1,974	12,824
Interest expense	(25,817)	(10,828)	(79,998)	(32,493)
Net (loss) gain related to Firstsource	(172)	(6)	(1,058)	7,039
Other	(742)	(523)	(520)	(494)

Income before income taxes	56,684	79,957	172,869	222,963
Provision for income taxes	21,578	29,796	65,891	80,666

Net income	$35,106	$50,161	$106,978	$142,297

Net earnings per share: (1)
Basic	$0.29		$0.90
Diluted	$0.29		$0.89
Weighted average shares:
Basic	119,161		119,079
Diluted	120,199		120,078

(1)	Net earnings per share was not calculated for the three and nine month periods ended September 30, 2007 as Metavante Corporation was a wholly-owned subsidiary of Marshall & Ilsley Corporation.

See notes to condensed consolidated financial statements

METAVANTE TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2008	2007
Operating Activities:
Net income	$106,978	$142,297
Adjustments to reconcile net income to net cash from operating activities:
Depreciation of premises and equipment	29,429	30,675
Amortization	81,772	84,834
Amortization of debt issuance costs	5,570	—
Deferred income taxes	(522)	(1,245)
Stock-based compensation expense	11,011	4,606
Other non-cash items	2,543	4,251
Net loss (gain) related to Firstsource	1,058	(7,039)
Changes in assets and liabilities—net of effect from acquisitions of businesses and foreign currency adjustments:
Accounts receivable	9,721	(11,751)
EFD processing receivables	50,662	(2,326)
Unbilled revenues	250	4,694
Other assets	4,379	4,165
Accounts payable and accrued liabilities	(25,151)	25,107
Deferred revenues	(25,901)	12,286
Other liabilities	(31,130)	(4,859)

Net cash from operating activities	220,669	285,695

Investing Activities:
Capital expenditures for premises and equipment	(17,541)	(26,479)
Capital expenditures for capitalized software and conversion costs	(79,635)	(77,198)
Change in restricted funds	71,593	75,752
Purchases of restricted CD’s	(380,000)	(50,000)
Maturities of restricted CD’s	380,000	50,000
Acquisitions—net of cash acquired	(69,788)	(48,196)

Net cash from investing activities	(95,371)	(76,121)

Financing Activities:
Repayment of debt and capital lease obligations	(8,777)	(241)
Change in payments held for third party remittance	(69,672)	(63,185)
Proceeds from stock purchase right	655	—
Proceeds from stock options	2,953	—

Net cash from financing activities	(74,841)	(63,426)

Effect of exchange rate changes on cash and cash equivalents	(1,014)	—
Change in cash and cash equivalents	49,443	146,148
Cash and cash equivalents—beginning of period	185,528	344,241

Cash and cash equivalents—end of period	$234,971	$490,389

Supplemental Cash Flow Information
Cash paid in the period for:
Interest	$72,693	$32,493

Income taxes	$63,077	$56,420

See notes to condensed consolidated financial statements

METAVANTE TECHNOLOGIES, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(In thousands, except per share amounts)

1. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements of Metavante Technologies, Inc. (“Metavante” or the “Company”) for the three and nine months ended September 30, 2008 and 2007 are unaudited. In the opinion of management, all adjustments, normal and recurring in nature, necessary for the fair presentation of such condensed consolidated financial statements have been included. Such interim results are not necessarily indicative of full year results. The condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial reporting, and with the instructions of Form 10-Q and Article 10 of Regulation S-X and accordingly they do not include all of the information and footnotes required in the annual consolidated financial statements and accompanying footnotes. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in Metavante’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

During the fourth quarter of 2007, Metavante completed the separation from Marshall & Ilsley Corporation (“M&I”) into an independent publicly traded company. The financial condition and results of operations as of and for the three and nine months ended September 30, 2007 are of Metavante Corporation and its consolidated subsidiaries. Metavante Corporation was a wholly-owned subsidiary of M&I for the three and nine months ended September 30, 2007. See Note 2 in the Notes to Consolidated Financial Statements in Item 8 of Metavante’s Annual Report on Form 10-K for the year ended December 31, 2007 for additional information regarding Metavante’s separation from M&I.

Treasury Stock—Metavante accounts for treasury stock under the cost method and includes treasury stock as a component of shareholders’ equity. Metavante obtained treasury stock during the three and nine months ended September 30, 2008, from forfeitures of unvested restricted stock.

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

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining Fair Value of a Financial Asset in a Market That Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarified the application of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of FSP FAS 157-3 did not have a material impact on Metavante’s consolidated financial position and results of operations.

3. Business Combinations

The results of operations for acquired companies are included in the condensed consolidated financial statements from the dates of acquisition. The following acquisition, which is not considered to be a material business combination, was completed during the nine months ended September 30, 2008.

METAVANTE TECHNOLOGIES, INC.

Notes to the Condensed Consolidated Financial Statements – continued (Unaudited)

(In thousands, except per share amounts)

On January 10, 2008, Metavante acquired all of the outstanding stock of Nomad Payments Limited (“Nomad”) for $57,200 in cash. Nomad, headquartered in London, United Kingdom, is a leading provider of prepaid and debit card processing and licensed software. Metavante now operates Nomad as Metavante Technologies Limited. Initial goodwill, subject to the final fair value determination for assets acquired and liabilities assumed, amounted to $44,563 at September 30, 2008. The estimated identifiable intangible asset to be amortized (customer relationships) with an estimated useful life of nine years amounted to $14,327. The goodwill and intangibles resulting from this acquisition are not deductible for tax purposes.

4. Equity Investments

As of December 31, 2006, Metavante held a 24% interest in Firstsource Solutions Limited (“Firstsource”), an India-based provider of business process outsourcing solutions. This investment is included in other assets on the Condensed Consolidated Balance Sheet and is accounted for using the equity method of accounting. During February 2007, Firstsource offered 60 million new shares of common stock at $1.45 per share in a public offering which yielded $86.9 million of cash proceeds to Firstsource. This issuance of new shares of common stock diluted Metavante’s ownership percentage to approximately 21%. Under the provisions of Staff Accounting Bulletin No. 51, “Accounting for Sales of Stock by a Subsidiary” (“SAB 51”), when an investee issues shares of its common stock, the investor should recognize a gain or loss in the same manner as if the investor has sold a portion of its investment. Subject to certain criteria of SAB 51, the resulting gain or loss can be recognized in the consolidated income statements or reflected as a capital transaction in consolidated shareholders’ equity at the option of Metavante, and the accounting treatment selected is to be followed consistently for all future gains or losses. Metavante elected to recognize the initial gain in the Condensed Consolidated Statement of Income. All future SAB 51 gains or losses will be recognized in the Consolidated Statement of Income. As a result of Firstsource’s equity transactions, Metavante recognized a net loss of $172 and $6 for the three months ended September 30, 2008 and 2007, respectively, and a net loss of $1,058 and a net gain of $7,039 for the nine months ended September 30, 2008 and 2007, respectively. The equity transactions diluted Metavante’s ownership percentage to approximately 20.0% as of September 30, 2008. Deferred income taxes have been provided on the gains and losses.

5. Goodwill and Other Intangibles

The changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2008 were as follows:

	Financial Solutions Group	Payment Solutions Group	Total
Goodwill balance as of December 31, 2007	$400,715	$879,831	$1,280,546
Goodwill acquired during the period	—	49,552	49,552
Purchase accounting adjustments and other	87	(1,346)	(1,259)

Goodwill balance as of September 30, 2008	$400,802	$928,037	$1,328,839

Purchase accounting adjustments are the adjustments to the initial goodwill recorded at the time an acquisition is completed. Such adjustments generally consist of adjustments to the assigned fair value of the assets acquired and liabilities assumed resulting from the completion of valuations, adjustments to initial estimates recorded for transaction costs or exit liabilities, if any, contingent consideration when paid or received from escrow arrangements at the end of a contractual contingency period, the reduction of goodwill allocated to sales transactions, and corresponding foreign currency translation adjustments. For 2008, the adjustments to goodwill primarily represent foreign currency translation adjustments offset by contingent considerations related to various acquisitions.

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

As of September 30, 2008, Metavante’s other intangible assets consisted of the following:

September 30, 2008	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer Relationships	$355,453	$(93,026)	$262,427
Other	13,555	(5,046)	8,509

Total	$369,008	$(98,072)	$270,936

December 31, 2007	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer Relationships	$341,527	$(71,314)	$270,213
Other	13,555	(4,173)	9,382

Total	$355,082	$(75,487)	$279,595

Amortization expense of other intangible assets amounted to $7,477 and $7,084 for the three months ended September 30, 2008 and 2007, respectively. Amortization expense of other intangible assets amounted to $22,346 and $20,960 for the nine months ended September 30, 2008 and 2007, respectively.

The estimated amortization expense of other intangible assets for the next five years is:

Remainder of 2008	$9,667
2009	28,937
2010	28,757
2011	28,262
2012	27,165

6. Debt and Capital Lease Obligations

Debt and capital lease obligations at September 30, 2008 and December 31, 2007, consist of the following:

	September 30, 2008	December 31, 2007
Term loan	$1,741,250	$1,750,000
Capital lease obligations	20	47

Total debt and capital lease obligations	1,741,270	1,750,047
Less current maturities	(17,500)	(13,164)

Total long-term debt and capital lease obligations	$1,723,770	$1,736,883

The term loan carries interest at three-month LIBOR plus a margin of 1.75%. As of September 30, 2008 and December 31, 2007 the interest rate on the term loan was 4.55% and 6.66%, respectively.

METAVANTE TECHNOLOGIES, INC.

Notes to the Condensed Consolidated Financial Statements – continued (Unaudited)

(In thousands, except per share amounts)

7. Interest Rate Swaps

On November 26, 2007, Metavante entered into two amortizing interest rate swap agreements with a maturity date of February 1, 2012. The swaps have a notional value of $1,200,000 through February 2010; $800,000 through February 2011; and $400,000 through February 2012. The interest rate swaps relate to $1,200,000 of the $1,750,000 term loan. These interest rate swaps will pay Metavante variable interest at the three-month LIBOR rate, and Metavante will pay the counterparties a fixed rate of 3.87%. Metavante’s term loan facility carries interest at three-month LIBOR, plus a margin of 1.75%. Therefore, these swaps effectively fix Metavante’s rate on the $1,200,000 of the term loan facility at 5.62%. Metavante designated these interest rate swaps as cash flow hedges in accordance with SFAS 133.

One of the November 26, 2007 interest rate swaps with an initial aggregate notional value of $600,000 was entered into with Lehman Brothers Special Financing, Inc., which filed for protection under Chapter 11 of the United States Bankruptcy Code, as amended, (“Chapter 11 Bankruptcy”) in October 2008. The interest rate swap with Lehman Brothers Special Financing, Inc. is no longer designated as a cash flow hedge. The impact from this change was not material to Metavante’s financial statements.

On January 30, 2008, Metavante entered into an interest rate swap with a notional value of $200,000, an effective date of February 1, 2008 and a maturity date of February 1, 2012. The interest rate swap relates to $200,000 of the $1,750,000 term loan. The interest rate swap will pay Metavante variable interest at the three-month LIBOR rate, and Metavante will pay the counterparties a fixed rate of 3.44%. Metavante’s term loan facility carries interest at three-month LIBOR, plus a margin of 1.75%. Therefore, this swap effectively fixes Metavante’s rate on an additional $200,000 of the term loan facility at 5.19%. Metavante designated this swap as a cash flow hedge in accordance with SFAS 133.

The fair value of the interest rate swap agreements at September 30, 2008 was recorded as a liability of approximately $9,060, with the offset to accumulated other comprehensive income, net of tax. Fair values for the swap agreements are based on third-party information and reasonable estimates about relevant future market conditions. The ineffectiveness related to the cash flow hedges for the nine months ended September 30, 2008 was not material to Metavante’s financial statements.

See Note 16 for additional discussion on interest rate swaps.

8. Comprehensive Income

Comprehensive income is comprised of net income, fair market value adjustments on cash flow hedges, foreign currency translation and changes in unrecognized postretirement gain, and consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$35,106	$50,161	$106,978	$142,297
Other comprehensive items:
Fair market value adjustments on cash flow hedges, net of tax (See Note 7)	(4,019)	—	(3,846)	—
Foreign currency translation	(10,158)	—	(4,710)	—
Change in unrecognized postretirement gain, net of tax	(49)	—	(145)	—

Other comprehensive income	(14,226)	—	(8,701)	—

Comprehensive income	$20,880	$50,161	$98,277	$142,297

METAVANTE TECHNOLOGIES, INC.

Notes to the Condensed Consolidated Financial Statements – continued (Unaudited)

(In thousands, except per share amounts)

9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2008:

	Three Months Ended September 30, 2008			Nine Months Ended September 30, 2008
	Net Income (Numerator)	Average Shares (Denominator)	Per Share Amount	Net Income (Numerator)	Average Shares (Denominator)	Per Share Amount
Basic earnings per share:
Income available to common shareholders	$35,106	119,161	$0.29	$106,978	119,079	$0.90

Effect of dilutive securities:
Stock options, restricted stock and other plans		847			807
Stock purchase right		191			192

Dilutive earnings per share:
Income available to common shareholders	$35,106	120,199	$0.29	$106,978	120,078	$0.89

Earnings per share was not calculated for the three and nine months ended September 30, 2007, because Metavante Corporation was a wholly-owned subsidiary of M&I until November 1, 2007.

Metavante and WPM, L.P., a Delaware limited partnership (“WPM”) affiliated with Warburg Pincus LLC (collectively “Warburg Pincus”) entered into a Stock Purchase Right Agreement dated November 1, 2007. Under the Stock Purchase Right Agreement, Warburg Pincus has the right to purchase shares of Metavante common stock in order to maintain its ownership interest in common shares of Metavante. The Stock Purchase Right Agreement relates to employee stock options that were outstanding immediately following the separation from M&I on November 1, 2007. The stock purchase right may be exercised quarterly for one-third of the number of employee stock options existing immediately following the separation from M&I that were exercised during the preceding quarter. Warburg Pincus’s stock purchase right is based on the exercise price of the options exercised. On August 21, 2008, Metavante and WPM entered into an Amended and Restated Stock Purchase Right Agreement, which allows for net settlement of the quarterly purchase by WPM. During the three months ended September 30, 2008, Warburg Pincus received 4 shares of Metavante common stock under the Amended and Restated Stock Purchase Right Agreement. During the nine months ended September 30, 2008, Warburg Pincus acquired 44 shares of Metavante common stock for an aggregate cash purchase price of $655 under the Stock Purchase Right Agreement and the Amended and Restated Stock Purchase Agreement.

The dilutive earnings per share calculation excludes stock options that are convertible into 7.6 million and 7.7 million common shares for the three and nine months ended September 30, 2008, respectively, because their inclusion would have been anti-dilutive.

10. Share-Based Payments

Metavante accounts for stock-based compensation using the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment.” Stock-based compensation expense is calculated based on the fair value of

METAVANTE TECHNOLOGIES, INC.

Notes to the Condensed Consolidated Financial Statements – continued (Unaudited)

(In thousands, except per share amounts)

the award at the time of grant and recognized on a straight-line basis over the service period, which is usually the vesting period. Stock-based compensation expense was $3,501 and $1,587 for the three months ended September 30, 2008 and 2007, respectively. Stock-based compensation expense was $11,011 and $4,606 for the nine months ended September 30, 2008 and 2007, respectively.

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

The following table provides detail on Metavante’s net periodic benefit costs for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,
	2008	2007
Service cost	$147	$189
Interest cost on accumulated postretirement benefit obligation (“APBO”)	130	246
Expected return on plan assets	—	(103)
Prior service amortization	(77)	(156)
Actuarial loss amortization	—	5

Net periodic postretirement benefit cost	$200	$181

	Nine Months Ended September 30,
	2008	2007
Service cost	$440	$567
Interest cost on APBO	391	737
Expected return on plan assets	—	(308)
Prior service amortization	(231)	(469)
Actuarial loss amortization	—	15

Net periodic postretirement benefit cost	$600	$542

Benefit payments and expenses, net of participant contributions, for the three and nine months ended September 30, 2008, amounted to $0.

METAVANTE TECHNOLOGIES, INC.

Notes to the Condensed Consolidated Financial Statements – continued (Unaudited)

(In thousands, except per share amounts)

The funded status, which is the accumulated postretirement benefit obligations as of September 30, 2008, was as follows:

Total funded status, December 31, 2007	$(8,047)
Service cost	(440)
Interest cost on APBO	(391)

Total funded status, September 30, 2008	$(8,878)

12. Warrants

Metavante signed a warrant agreement on June 29, 2007, which granted Metavante warrants to purchase 2.5 million shares of Temenos Group AG, a publicly-traded software company. The vested warrants are considered derivatives in accordance with SFAS 133. The fair value of the vested warrants are recorded at the end of each reporting period with changes in fair value recorded in earnings. The fair value of the vested warrants is recorded in other assets and as of September 30, 2008 was $2,710. For the three and nine months ended September 30, 2008, the change in fair value recorded in earnings was an unrealized loss of $4,810 and $2,490, respectively, and was recorded within selling, general and administrative expenses in the Condensed Consolidated Statements of Income. For the three and nine months ended September 30, 2007, the change in fair value recorded in earnings was an unrealized loss of $810.

13. Fair Value Measurements

Metavante adopted SFAS 157 as of January 1, 2008, which among other matters, requires enhanced disclosures regarding fair value measurements. SFAS 157 establishes a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring fair value. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to that measurement. Measurements with readily available, active, quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lower degree of judgment used in measuring fair value.

In accordance with FASB Staff Position 157-2, “Effective Date of FASB No. 157”, Metavante has partially adopted the provisions of SFAS 157. Metavante has not adopted the provisions of SFAS 157 for assets or liabilities that are nonrecurring.

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

METAVANTE TECHNOLOGIES, INC.

Notes to the Condensed Consolidated Financial Statements – continued (Unaudited)

(In thousands, except per share amounts)

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Metavante’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment.

Metavante uses observable forward interest rates as inputs to a valuation model to value interest rate swaps. Metavante uses the Black-Scholes model to value warrants.

The following table summarizes the valuation of Metavante’s assets and liabilities according to the above SFAS 157 fair value hierarchy as of September 30, 2008:

	Total	Level I	Level II	Level III
Interest rate swaps	$9,060	$—	$9,060	$—
Warrants	2,710	—	—	2,710

The changes in assets and liabilities measured at fair value for which Metavante has used Level III inputs to determine fair value are as follows:

Balance, December 31, 2007	$5,200
Total loss recorded in operating expenses	2,490

Balance, September 30, 2008	$2,710

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

	FSG	PSG	Total
Three months ended September 30, 2008
Revenue	$167,545	$256,929	$424,474
Expenses	126,387	174,821	301,208

Segment operating income	$41,158	$82,108	123,266

Net corporate/other expenses (1)			(66,582)

Income before income taxes			$56,684

Three months ended September 30, 2007
Revenue	$166,474	$240,439	$406,913
Expenses	129,802	166,412	296,214

Segment operating income	$36,672	$74,027	110,699

Net corporate/other expenses (1)			(30,742)

Income before income taxes			$79,957

METAVANTE TECHNOLOGIES, INC.

Notes to the Condensed Consolidated Financial Statements – continued (Unaudited)

(In thousands, except per share amounts)

	FSG	PSG	Total
Nine months ended September 30, 2008
Revenue	$495,752	$778,114	$1,273,866
Expenses	379,852	533,575	913,427

Segment operating income	$115,900	$244,539	360,439

Net corporate/other expenses (1)			(187,570)

Income before income taxes			$172,869

Nine months ended September 30, 2007
Revenue	$473,791	$716,098	$1,189,889
Expenses	357,902	510,534	868,436

Segment operating income	$115,889	$205,564	321,453

Net corporate/other expenses (1)			(98,490)

Income before income taxes			$222,963

(1)	Net corporate/other expenses include human resources, legal, finance and accounting, acquisition intangible amortization, transaction-related costs, interest and various other unallocated charges. These costs are not allocated to the segments when Metavante management evaluates segment performance.

15. Commitments and Contingencies

During its normal course of business, Metavante may be involved in litigation. Metavante recorded a reserve in the amount of $8,894 and $8,585 as of September 30, 2008 and December 31, 2007, respectively, for the estimated exposure and legal fees related to a contractual dispute with a customer. No significant change in this litigation or the estimated exposure has occurred since December 31, 2007.

16. Subsequent Event

On October 30, 2008, Metavante entered into interest rate swaps with a total notional value of $900,000, an effective date of November 1, 2008 and a maturity date of February 1, 2010. The interest rate swaps relate to $900,000 of the $1,750,000 term loan. The interest rate swaps will pay Metavante variable interest at the three-month LIBOR rate, and Metavante will pay the counterparties a fixed rate of 2.60%. Metavante’s term loan facility carries interest at three-month LIBOR, plus a margin of 1.75%. Therefore, this swap effectively fixes Metavante’s rate on an additional $900,000 of the term loan facility at 4.35%. Metavante designated these swaps as cash flow hedges in accordance with SFAS 133.

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

This quarterly report contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those that express a plan, belief, expectation, estimation, anticipation, intent, contingency, future development or similar expression, and can generally be identified as forward-looking because they include words such as “believes,” “anticipates,” “expects,” “could,” “should,” or words of similar importance. Statements that describe our objectives or goals are also forward-looking statements. The forward-looking statements included in this report involve significant risks and uncertainties, and a number of factors, both foreseen and unforeseen, that could cause actual results to differ materially from our current expectations. The factors that may affect our results include, among others, our debt level, restrictions and limitations in our credit facilities, our competitive industry, changes in customer demand for our products or services, disruptions and instability in the credit and financial markets, economic recession, general changes in economic conditions, risks of damage to our data centers or associated infrastructure, additional costs and requirements associated with our public company status, foreign currency fluctuations, intellectual property risks, effect of regulation on our business, network and operational risk, loss of significant customers and customer consolidation risks, risks associated with future acquisitions, and other factors discussed in Metavante’s Annual Report on Form 10-K under the heading “Risk Factors,” and other filings with the Securities and Exchange Commission. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements. Readers are cautioned not to place undue reliance upon forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date hereof.

The following section discusses management’s view of the financial condition and results of operations of Metavante Technologies and its consolidated subsidiaries as of and for three and nine months ended September 30, 2008. The financial condition and results of operations as of and for the three and nine months ended September 30, 2007 are of Metavante Corporation and its consolidated subsidiaries. Metavante Corporation was a wholly-owned subsidiary of M&I for the three and nine months ended September 30, 2007. See Note 2, in the Notes to Consolidated Financial Statements in Item 8 of Metavante’s Annual Report on Form 10-K for the year ended December 31, 2007 for additional information regarding Metavante’s separation from M&I.

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

Metavante’s revenue increased 4% for the three months ended September 30, 2008, compared with the three months ended September 30, 2007. Metavante’s net income for the three months ended September 30, 2008 was $35.1 million, compared to net income for the three months ended September 30, 2007 of $50.2 million. Metavante’s highly recurring and diverse revenue base and its scaleable cost structure enabled Metavante to deliver these financial results despite the current difficult market environment in which financial institutions have reduced spending on discretionary capital projects, consumers have altered their spending behavior, and financial institutions have increased their level of acquisition activity.

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

Results of Operations

The following table shows the results of operations of Metavante for the three and nine months ended September 30, 2008 and 2007 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Selected Financial Information	2008	2007	2008	2007
Revenue	$424.5	$406.9	$1,273.9	$1,189.9
Expenses:
Cost of processing and services	274.8	270.3	834.9	788.3
Selling, general and administrative	66.9	49.1	186.5	163.2
Transaction costs	—	1.4	—	2.3

Total expenses	341.7	320.8	1,021.4	953.8

Income from operations	82.8	86.1	252.5	236.1
Other non-operating income (expense):
Interest expense, net	(25.2)	(5.6)	(78.0)	(19.7)
Net (loss) gain related to Firstsource	(0.2)	(0.0)	(1.1)	7.0
Other	(0.7)	(0.5)	(0.5)	(0.5)

Income before income taxes	56.7	80.0	172.9	222.9
Provision for income taxes	21.6	29.8	65.9	80.7

Net income	$35.1	$50.2	$107.0	$142.2

Key Operating Metrics

Metavante’s management believes the results of operations expressed as a percentage of revenue provide insight into trends of the business. The following table shows the results of operations of Metavante for the three and nine months ended September 30, 2008 and 2007, expressed as a percentage of revenue for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
Selected Financial Information (% of Revenue)	2008	2007	2008	2007
Revenue	100%	100%	100%	100%
Expenses:
Cost of processing and services	64.7%	66.4%	65.5%	66.3%
Selling, general and administrative	15.8%	12.1%	14.6%	13.7%
Transaction costs	0.0%	0.4%	0.0%	0.2%

Total expenses	80.5%	78.9%	80.1%	80.2%

Income from operations	19.5%	21.1%	19.9%	19.8%
Other non-operating income (expense):
Interest expense, net	(5.9)%	(1.4)%	(6.1)%	(1.6)%
Net (loss) gain related to Firstsource	(0.1)%	0.0%	(0.1)%	0.6%
Other	(0.1)%	(0.1)%	(0.1)%	0.0%

Income before income taxes	13.4%	19.6%	13.6%	18.8%
Provision for income taxes	5.1%	7.3%	5.2%	6.8%

Net income	8.3%	12.3%	8.4%	12.0%

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

EBITDA is defined as net income before income taxes, interest expense net of interest income, depreciation and amortization. Metavante utilizes EBITDA in the evaluation and determination of the price of potential acquisition candidates, to explain trends in operating performance and to provide useful information about its ability to incur and service indebtedness. EBITDA also was included in the financial covenant applicable to Metavante’s credit facility. In addition to the items noted above, EBITDA, as defined in the financial covenant in Metavante’s credit facility, also excludes certain non-cash charges, such as impairment charges and stock-based compensation expense.

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

The following table shows a reconciliation of net income to EBITDA for the three and nine months ended September 30, 2008 and 2007 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008		2007
Net income	$35.1	$50.1	$107.0		$142.2
Add: Net interest expense	25.2	5.6	78.0		19.7
Provision for income taxes	21.6	29.8	65.9		80.7
Depreciation and amortization	29.0	33.7	88.9		94.6
Acquisition intangible amortization	7.5	7.1	22.3		20.9

EBITDA	$118.4	$126.3	$362.1	(1)	$358.1	(1)

(1)	Includes $(1.1) million and $7.0 million of net (loss)/gain related to Firstsource for the nine months ended September 30, 2008 and 2007, respectively.

Description of Revenues and Expenses

Revenue

Metavante’s revenue consists primarily of the following:

Data Processing—Metavante generates a majority of its account and transaction processing fees on services provided under multi-year contracts, primarily with clients in the financial services industry. Various factors influence Metavante’s processing revenue stream including the retention of existing clients, clients’ organic growth, sales to new clients, cross-sales to existing clients, competition from other services providers and consolidation in the financial services industry (which can be either favorable or unfavorable depending on whether the client is an acquirer or is itself acquired). Certain divisions have seasonal patterns in their data processing revenue.

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

Other Revenue—Metavante generates additional revenue from the production of plastic debit, credit, stored value, health insurance and transit cards; hardware sales in conjunction with software license contracts; certain pass-through charges, such as postage; and client termination fees. Other revenue may vary from period to period.

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

Comparison of the Three Months Ended September 30, 2008 and 2007

Revenue

Revenue increased $17.6 million, or 4%, to $424.5 million for the three months ended September 30, 2008, as compared to $406.9 million for the three months ended September 30, 2007. The revenue growth was primarily driven by higher transaction volumes in the payment businesses. Metavante’s total revenue growth for the three months ended September 30, 2008, compared to the three months ended September 30, 2007, excluding acquisitions (i.e., organic revenue growth), was approximately 4%. To determine the organic revenue growth rate, Metavante adjusts its prior year revenue for the acquisitions as if they had been consummated on January 1 of the prior year.

Cost of Processing and Services

Cost of processing and services increased $4.5 million, or 2%, to $274.8 million for the three months ended September 30, 2008, compared to $270.3 million for the three months ended September 30, 2007. Cost of processing and services, as a percentage of revenue, decreased to 64.7% for the three months ended September 30, 2008, compared to 66.4% for the three months ended September 30, 2007. The decrease was due to operating leverage within both segments that was partially offset by an increase in investment in product development within the FSG segment.

Selling, General and Administrative Expense

Selling, general and administrative expense increased $17.8 million, or 36%, to $66.9 million for the three months ended September 30, 2008, compared to $49.1 million for the three months ended September 30, 2007. During 2008, selling, general and administrative expense increased due to the unrealized loss related to the warrants held by Metavante in a publicly-traded software company as discussed in Note 12 of the Notes to the Condensed Consolidated Financial Statements and higher professional services expenses. During 2007, selling, general and administrative expense decreased due to the favorable timing of costs allocated between Metavante and M&I. Selling, general and administrative expenses, as a percentage of revenue, increased to 15.8% for the three months ended September 30, 2008, compared to 12.1% for the three months ended September 30, 2007 due to the reasons stated above.

Transaction Costs

Transaction costs for the three months ended September 30, 2007 were $1.4 million. The costs incurred related primarily to legal and other professional fees associated with the separation from M&I that took place during the fourth quarter of 2007.

Income from Operations

Income from operations decreased $3.3 million, or 4%, to $82.8 million for the three months ended September 30, 2008, compared to $86.1 million for the three months ended September 30, 2007. Income from operations, as a percentage of revenue, was 19.5% for the three months ended September 30, 2008, compared to 21.1% for the three months ended September 30, 2007. The decrease in operating margin was due to the unrealized loss related to the warrants held by Metavante in a publicly-traded software company as discussed in Note 12 of the Notes to the Condensed Consolidated Financial Statements and the favorable timing of costs allocated between Metavante and M&I in 2007, partially offset by the benefits of cost actions taken in the Image Solutions division during late 2007 and operating leverage in both segments.

Interest Expense, net

Interest expense, net of interest income, increased $19.6 million, to $25.2 million for the three months ended September 30, 2008, compared to $5.6 million for the three months ended September 30, 2007. The increase was due to the higher level of borrowings at higher interest rates in connection with Metavante’s separation from M&I completed during the fourth quarter of 2007.

Net Loss Related to Firstsource

During the three months ended September 30, 2008, Metavante recorded $0.2 million in pre-tax losses related to Metavante’s investment in Firstsource Solutions Limited (“Firstsource”), compared to no pre-tax losses during the three months ended September 30, 2007. See Note 4 in the Notes to Condensed Consolidated Financial Statements for further information.

Other Non-Operating Income (Expense)

Other non-operating expense was $0.7 million for the three months ended September 30, 2008, compared to $0.5 million for the three months ended September 30, 2007. These amounts related primarily to the portion of earnings attributable to the minority shareholders of the Everlink Payment Services, Inc. and Monitise Americas, LLC entities and Metavante’s share of earnings related to its investment in Firstsource. These amounts can vary between periods depending on the performance of the respective businesses.

Provision for Income Taxes

The provision for income taxes was $21.6 million for the three months ended September 30, 2008, compared to $29.8 million for the three months ended September 30, 2007. The effective tax rate was 38.1% for the three months ended September 30, 2008, compared to 37.3% for the three months ended September 30, 2007. The increase in the effective tax rate is primarily due to the expiration of the research and development tax credit for federal tax purposes on December 31, 2007. In October 2008, the research and development tax credit was extended for federal tax purposes. Metavante will record the research and development tax credit in the fourth quarter of 2008.

Net Income

Net income for the three months ended September 30, 2008 was $35.1 million compared to $50.2 million for the three months ended September 30, 2007 due to the reasons stated above.

Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA)

EBITDA decreased $7.9 million, or 6%, to $118.4 million for the three months ended September 30, 2008, compared to $126.3 million for the three months ended September 30, 2007. The EBITDA decrease was due to the unrealized loss related to the warrants held by Metavante in a publicly-traded software company as discussed in Note 12 of the Notes to the Condensed Consolidated Financial Statements and the favorable timing of costs allocated between Metavante and M&I in 2007, partially offset by operating leverage in both segments.

Comparison of the Nine Months Ended September 30, 2008 and 2007

Revenue

Revenue increased $84.0 million, or 7%, to $1,273.9 million for the nine months ended September 30, 2008, as compared to $1,189.9 million for the nine months ended September 30, 2007. The revenue growth was primarily driven by higher volumes in payment transactions and core processing activities, as well as higher professional services activity and software-related revenues. Revenues associated with acquisitions completed during the first quarter of 2008 contributed approximately one percentage point of revenue growth for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007. Metavante’s total revenue growth for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, excluding acquisitions (i.e., organic revenue growth), was approximately 6%. To determine the organic revenue growth rate, Metavante adjusts its prior year revenue for the acquisitions as if they had been consummated on January 1 of the prior year.

Cost of Processing and Services

Cost of processing and services increased $46.6 million, or 6%, to $834.9 million for the nine months ended September 30, 2008, compared to $788.3 million for the nine months ended September 30, 2007. Cost of processing and services, as a percentage of revenue, decreased to 65.5% for the nine months ended September 30, 2008, compared to 66.3% for the nine months ended September 30, 2007. The decrease was due to operating leverage in both segments that was partially offset by an increase in investment in product development within the FSG segment.

Selling, General and Administrative Expense

Selling, general and administrative expense increased $23.3 million, or 14%, to $186.5 million for the nine months ended September 30, 2008, compared to $163.2 million for the nine months ended September 30, 2007. Selling, general and administrative expenses, as a percentage of revenue, increased to 14.6% for the nine months ended September 30, 2008, compared to 13.7% for the nine months ended September 30, 2007. The increase as a percentage of sales is due to the unrealized loss related to the warrants held by Metavante in a publicly-traded software company as discussed in Note 12 of the Notes to the Condensed Consolidated Financial Statements and the favorable timing of costs allocated between Metavante and M&I in 2007, offset by the benefits of cost actions taken in the Image Solutions division during late 2007.

Transaction Costs

Transaction costs for the nine months ended September 30, 2007 were $2.3 million. The costs incurred related primarily to legal and other professional fees associated with the separation from M&I that took place during the fourth quarter of 2007.

Income from Operations

Income from operations increased $16.4 million, or 7%, to $252.5 million for the nine months ended September 30, 2008, compared to $236.1 million for the nine months ended September 30, 2007. Income from operations, as a percentage of revenue, was 19.9% for the nine months ended September 30, 2008, compared to 19.8% for the nine months ended September 30, 2007. The operating margin was relatively unchanged due to reasons stated above.

Interest Expense, net

Interest expense, net of interest income, increased $58.3 million, to $78.0 million for the nine months ended September 30, 2008, compared to $19.7 million for the nine months ended September 30, 2007. The increase was due to the higher level of borrowings at higher interest rates in connection with Metavante’s separation from M&I completed during the fourth quarter of 2007.

Net (Loss) Gain Related to Firstsource

During the nine months ended September 30, 2008, Metavante recorded $1.1 million in pre-tax losses related to Metavante’s investment in Firstsource, compared to $7.0 million in pre-tax gains during the nine months ended September 30, 2007. See Note 4 in the Notes to the Condensed Consolidated Financial Statements for further information.

Other Non-Operating Income (Expense)

Other non-operating expense was $0.5 million for the nine months ended September 30, 2008 and September 30, 2007. These amounts related primarily to the portion of earnings attributable to the minority shareholders of the Everlink Payment Services, Inc. and Monitise Americas, LLC entities and Metavante’s share of earnings related to its investment in Firstsource.

Provision for Income Taxes

The provision for income taxes was $65.9 million for the nine months ended September 30, 2008, compared to $80.7 million for the nine months ended September 30, 2007. The effective tax rate was 38.1% for the nine months ended September 30, 2008, compared to 36.2% for the nine months ended September 30, 2007. The increase in the effective tax rate is primarily due to the expiration of the research and development tax credit for federal tax purposes on December 31, 2007.

Net Income

Net income for the nine months ended September 30, 2008 was $107.0 million compared to $142.2 million for the nine months ended September 30, 2007 due to the reasons stated above.

Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA)

EBITDA increased $4.0 million, or 1%, to $362.1 million for the nine months ended September 30, 2008, compared to $358.1 million for the nine months ended September 30, 2007. The nine months ended September 30, 2008 includes a net loss on Firstsource of $1.1 million compared to a net gain on Firstsource of $7.0 million for the nine months ended September 30, 2007. The EBITDA growth was attributable to the benefits of cost actions taken within the Image Solutions division and operating leverage in both segments that was partially offset by an increase in investment in product development within the FSG segment, and the unrealized loss related to the warrants held by Metavante in a publicly-traded software company as discussed in Note 12 of the Notes to the Condensed Consolidated Financial Statements.

Business Segments

Metavante provides a full array of technology products and services for the financial services industry. Metavante’s results of operations are classified into two business segments: FSG and PSG. FSG and PSG are strategic business units through which Metavante offers different products and services. A further description of each of its business segments along with the corporate services area follows:

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

Metavante evaluates the performance of its segments based on their respective revenues and segment operating income. The following table shows summarized financial information for each of Metavante’s two business segments for the three and nine months ended September 30, 2008 and 2007 (in millions):

	FSG	PSG	Total
Three months ended September 30, 2008
Revenue	$167.6	$256.9	$424.5
Expenses	126.4	174.8	301.2

Segment operating income	$41.2	$82.1	123.3

Net corporate/other expenses			(66.6)

Income before income taxes			$56.7

Three months ended September 30, 2007
Revenue	$166.5	$240.4	$406.9
Expenses	129.8	166.4	296.2

Segment operating income	$36.7	$74.0	110.7

Net corporate/other expenses			(30.8)

Income before income taxes			$79.9

	FSG	PSG	Total
Nine months ended September 30, 2008
Revenue	$495.8	$778.1	$1,273.9
Expenses	379.9	533.6	913.5

Segment operating income	$115.9	$244.5	360.4

Net corporate/other expenses			(187.5)

Income before income taxes			$172.9

Nine months ended September 30, 2007
Revenue	$473.8	$716.1	$1,189.9
Expenses	357.9	510.5	868.4

Segment operating income	$115.9	$205.6	321.5

Net corporate/other expenses			(98.6)

Income before income taxes			$222.9

Comparison of the Three Months Ended September 30, 2008 and 2007

Revenue

Revenue for the FSG segment increased $1.1 million, or 1%, to $167.6 million for the three months ended September 30, 2008, compared to $166.5 million for the three months ended September 30, 2007. Revenue growth was driven by higher core processing activity.

Revenue for the PSG segment increased $16.5 million, or 7%, to $256.9 million for the three months ended September 30, 2008, compared to $240.4 million for the three months ended September 30, 2007. Revenue growth was driven by higher payment transaction volumes. Additionally, acquisitions completed in the nine months ended September 30, 2008 contributed to the growth in revenue.

Segment Operating Income

Income from operations for the FSG segment increased $4.5 million, or 12%, to $41.2 million for the three months ended September 30, 2008, compared to $36.7 for the three months ended September 30, 2007. Segment operating margin was 24.6% in 2008 compared to 22.0% in 2007. The increase in the operating margin was primarily due to revenue mix, which more than offset price compression and increased investments in product development.

Income from operations for the PSG segment increased $8.1 million, or 11%, to $82.1 million for the three months ended September 30, 2008, compared to $74.0 million for the three months ended September 30, 2007. Segment operating margin was 32.0% in 2008 compared to 30.8% in 2007. The increase in the operating margin was driven by the benefits of cost actions taken in the Image Solutions division during 2007 and operating leverage in other business units.

Net corporate/other expenses increased $35.8 million to $66.6 million for the three months ended September 30, 2008, compared to $30.8 million for the three months ended September 30, 2007. The increase in net corporate/other expenses is primarily attributable to the increase in net interest expense related to increased borrowings, the unrealized loss related to the warrants held by Metavante in a publicly-traded software company, and the favorable timing of costs allocated between Metavante and M&I in 2007.

Comparison of the Nine Months Ended September 30, 2008 and 2007

Revenue

Revenue for the FSG segment increased $22.0 million, or 5%, to $495.8 million for the nine months ended September 30, 2008, compared to $473.8 million for the nine months ended September 30, 2007. Revenue growth was driven by higher core processing activity and professional services revenue.

Revenue for the PSG segment increased $62.0 million, or 9%, to $778.1 million for the nine months ended September 30, 2008, compared to $716.1 million for the nine months ended September 30, 2007. Revenue growth was driven by higher payment transaction volumes and software-related revenue. Additionally, acquisitions completed in the nine months ended September 30, 2008 contributed approximately one percentage point to the growth in revenue.

Segment Operating Income

Income from operations for the FSG segment was $115.9 million for the nine months ended September 30, 2008, compared to $115.9 for the nine months ended September 30, 2007. Segment operating margin was 23.4% in 2008 compared to 24.5% in 2007. The decrease in operating margin was due to increased investments in product development, which offset the benefit of revenue mix and operating leverage.

Income from operations for the PSG segment increased $38.9 million, or 19%, to $244.5 million for the nine months ended September 30, 2008, compared to $205.6 million for the nine months ended September 30, 2007. Segment operating margin was 31.4% in 2008 compared to 28.7% in 2007. The increase in the operating margin was driven by the benefits of cost actions taken in the Image Solutions division during 2007 and operating leverage in other business units.

Net corporate/other expenses increased $88.9 million to $187.5 million for the nine months ended September 30, 2008, compared to $98.6 million for the nine months ended September 30, 2007. The increase in net corporate/other expenses is primarily attributable to the increase in net interest expense related to increased borrowings, the unrealized loss related to the warrants held by Metavante in a publicly-traded software company, and the decrease in the Staff Accounting Bulletin No. 51, “Accounting for Sales of Stock by a Subsidiary” (“SAB 51”) gains or losses from the Firstsource investment.

Liquidity and Capital Resources

Metavante broadly defines liquidity as its ability to generate sufficient cash flow from operating activities to meet its obligations and commitments. In addition, liquidity includes the ability to obtain appropriate debt and equity financing.

The following table shows Metavante’s sources and uses of funds for the nine months ended September 30, 2008 and 2007 (in millions):

	Nine months Ended September 30,
	2008	2007
Net cash from operating activities	$220.7	$285.6
Net cash from investing activities	(95.5)	(76.1)
Net cash from financing activities	(74.8)	(63.4)
Effect of exchange rate changes on cash and cash equivalents	(1.0)	—

Change in cash and cash equivalents	$49.4	$146.1

Net Cash from Operating Activities

Net cash from operating activities during the nine months ended September 30, 2008 decreased by $64.9 million to $220.7 million, compared to $285.6 million during the nine months ended September 30, 2007. The decrease was driven by an increase in interest payments of $40.2 million for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, and the timing of certain working capital items.

Net Cash from Investing Activities

Net cash from investing activities during the nine months ended September 30, 2008 decreased by $19.4 million to a cash outflow of $95.5 million, compared to a cash outflow of $76.1 million during the nine months ended September 30, 2007. Net cash from investing activities was impacted by an increase in funds used for acquisitions of $21.6 million for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007. In addition, the funds from processing certain types of transactions as described in Note 1 of the Notes to the Consolidated Financial Statements, in Item 8 of Metavante’s Annual Report on Form 10-K for the year ended December 31, 2007, decreased $4.2 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. This amount can vary significantly from period to period.

Net Cash from Financing Activities

Net cash from financing activities for the nine months ended September 30, 2008 decreased $11.4 million to a cash outflow of $74.8 million, compared to a cash outflow of $63.4 million for the nine months ended

September 30, 2007. The increase in cash outflow was primarily attributable to an increase of debt payments of $8.5 million and to the change in payments held for third party remittance as described in Note 1 of the Notes to the Consolidated Financial Statements, in Item 8 of Metavante’s Annual Report on Form 10-K for the year ended December 31, 2007. The change in payments held for third party remittance can vary significantly from period to period and decreased by $6.5 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.

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

The following is a reconciliation of cash provided from operating activities to free cash flow (in millions):

	Nine Months Ended September 30,
	2008	2007
Net cash from operating activities	$220.7	$285.6
Less capital expenditures:
Premises and equipment	17.6	26.4
Software and conversions	79.6	77.2

Free cash flow	$123.5	$182.0

Free cash flow decreased $58.5 million, or 32%, to $123.5 million for the nine months ended September 30, 2008, compared to $182.0 million for the nine months ended September 30, 2007. The decrease was driven by an increase in interest payments of $40.2 million for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, and the timing of certain working capital items.

Credit Facilities

Except as provided below, there have been no changes to Metavante’s credit facilities since the filing of its Annual Report on Form 10-K for the year ended December 31, 2007.

In the third quarter of 2008, Lehman Commercial Paper Inc. (“Lehman”) filed for protection under Chapter 11 of the United States Bankruptcy Code, as amended. Lehman was a party to Metavante’s credit agreement dated November 1, 2007. Under the credit agreement, Metavante has a revolving credit facility commitment in an aggregate principal amount of $250 million. Lehman holds $30 million of the revolving credit facility. Metavante has not requested Lehman, the Chapter 11 debtor, to meet its commitment under the revolver and therefore, Metavante is not certain funding would be received upon request. As a result, Metavante’s current availability under the revolving credit facility has potentially decreased to $220 million. Lehman had previously assigned its participation in the term loan and therefore, there was no impact to Metavante regarding the term loan portion of the credit agreement.

On October 30, 2008, Metavante entered into interest rate swaps with a total notional value of $900 million, an effective date of November 1, 2008 and a maturity date of February 1, 2010. Metavante will pay a fixed interest rate of 2.60% per annum and receive three-month LIBOR, with settlement dates of February 1, May 1, August 1 and November 1. These swaps effectively fix Metavante’s interest rate on an additional $900 million of debt at 4.35%. The interest rate swaps qualify for hedge accounting in accordance with SFAS 133 as cash flow hedges.

As of September 30, 2008, Metavante was subject to a consolidated leverage ratio covenant in its credit facility. The consolidated leverage ratio is the ratio of consolidated total net debt to credit agreement EBITDA. As of September 30, 2008, the ratio must not exceed 4.75:1.00. Metavante’s consolidated leverage ratio as of September 30, 2008 was 3.07:1.00. As of September 30, 2008, Metavante was in compliance with all covenants in its credit facility. See Metavante’s Annual Report on Form 10-K for the year ended December 31, 2007 for additional information regarding sources of liquidity.

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

Contractual Obligations

There have been no significant changes to Metavante’s contractual cash obligations since the filing of its Annual Report on Form 10-K for the year ended December 31, 2007.

Off-Balance Sheet Financing Arrangements

At September 30, 2008, Metavante had no off-balance sheet arrangements.

Critical Accounting Policies

There have been no significant changes to Metavante’s critical accounting policies since the filing of its Annual Report on Form 10-K for the year ended December 31, 2007.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

As discussed in Note 8 of the Notes to the Consolidated Financial Statements in Metavante’s Annual Report on Form 10-K for the year ended December 31, 2007, Metavante entered into interest rate swaps to mitigate the variability of cash flows in interest payments related to its variable rate debt. In October 2008, Lehman Brothers Special Financing, Inc. filed for protection under Chapter 11 of the United States Bankruptcy Code, as amended. Lehman Brothers Special Financing, Inc. was a counterparty to an interest rate swap agreement entered into on November 26, 2007 that had a notional value of $600 million. This interest rate swap may no longer be effective at mitigating Metavante’s interest rate market risk.

On October 30, 2008, Metavante entered into interest rate swaps with a total notional value of $900 million, with an effective date of November 1, 2008 and a termination date of February 1, 2010. Metavante will pay a fixed interest rate of 2.60% per annum and receive three-month LIBOR, with settlement dates of February 1, May 1, August 1, and November 1. Changes in cash flows of the interest rate swaps are expected to highly offset the changes in cash flows (i.e. changes in interest rate payments) attributable to fluctuations in three-month LIBOR on the variable-rate debt. These swaps effectively fix Metavante’s rate on an additional $900 million of debt at 4.35%.

The table below summarizes Metavante’s swaps designated as cash flow hedges in accordance with SFAS 133 as of October 31, 2008 (in millions):

Date Entered	Notional Amount	Swap Rate plus 1.75%	Maturity
November 2007	$600	5.6150%	February 2012	(1)
January 2008	200	5.1860%	February 2012
October 2008	900	4.3475%	February 2010

	$1,700

(1)	Notional value of $600 through February 2010; $400 through February 2011; and $200 through February 2012.

Other than noted above, Metavante’s quantitative and qualitative disclosures about market risk have not materially changed since the filing of its Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4T.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Metavante carried out an evaluation, under the supervision and with the participation of management, including Metavante’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness, as of September 30, 2008, of the design and operation of the disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, Metavante’s Chief Executive Officer and its Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of September 30, 2008.

Changes in Internal Control over Financial Reporting

There has been no change in Metavante’s internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, Metavante’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In connection with the completion of the separation transaction, Metavante entered into a Stock Purchase Right Agreement, with WPM, L.P., a Delaware limited partnership (“WPM”) affiliated with Warburg Pincus LLC (collectively “Warburg Pincus”). Under the Stock Purchase Right Agreement, Warburg Pincus has the right to purchase shares of Metavante common stock in order to maintain its ownership interest in the common shares of Metavante. The Agreement relates to employee stock options that were outstanding immediately following the separation transaction. The stock purchase right may be exercised quarterly for one-third of the number of employee stock options existing immediately following the separation transaction that were exercised during the preceding quarter. Warburg Pincus’s stock purchase right is based on the exercise price of the options exercised. On August 21, 2008, Metavante and WPM entered into an Amended and Restated Stock Purchase Right Agreement, which allows for net settlement of the quarterly purchase by WPM for $0.01 per share. On September 15, 2008, pursuant to the terms of the Amended and Restated Stock Purchase Right Agreement, WPM acquired 4,320 shares of Metavante common stock for an aggregate cash purchase price of $43.20. The shares of Metavante common stock were issued and sold in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Item 6.	Exhibits.

See the Exhibit Index following the signatures page of this report, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METAVANTE TECHNOLOGIES, INC.
(Registrant)

Date: November 12, 2008	/s/ TIMOTHY C. OLIVER
Timothy C. Oliver
Senior Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date: November 12, 2008	/s/ KENNETH F. BEST
Kenneth F. Best
Principal Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)

METAVANTE TECHNOLOGIES, INC.

(the “Registrant”)

(Commission File No. 001-33747)

Exhibit Index

to

Quarterly Report on Form 10-Q

for the Quarter Ended September 30, 2008

Exhibit No.	Description	Incorporated Herein by Reference to	Filed Herewith
4.1	Amended and Restated Stock Purchase Right Agreement, dated as of August 21, 2008, between Metavante Technologies, Inc and WPM, L.P.		X

10.1	Amendment No. 1 to Employment Agreement of Frank R. Martire	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 3, 2008

10.2	Amendment No. 1 to Employment Agreement of Michael D. Hayford	Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 3, 2008

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X