Form 10-K
period 2008-12-31
Metavante Technologies, Inc.
filed 2009-02-20
CIK 1399768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008.

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock of the registrant held by non-affiliates as of June 30, 2008 (the last trading day of the second fiscal quarter) was approximately $2.0 billion based on a closing price of $22.62 on the New York Stock Exchange on that date. Shares of common stock held by each executive officer and director and by each person known to beneficially own more than 5 percent of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the registrant. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, outstanding at February 18, 2009 was 119,815,699.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the registrant’s Proxy Statement for its Annual Meeting of Shareholders to be held on May 27, 2009 have been incorporated by reference into Part III of this Form 10-K.

i

In this Annual Report, references to “Metavante,” “the Company,” “our company,” “we,” “our,” “ours,” and “us” refer to Metavante Technologies, Inc. (which is sometimes referred to individually as “Metavante Technologies”), and its consolidated subsidiaries for periods after the separation from Marshall & Ilsley Corporation (“M&I”) in November 2007, and to Metavante Corporation (which is sometimes referred to individually as “Metavante Corporation”) and its consolidated subsidiaries for periods prior to the separation from M&I unless otherwise indicated or context otherwise requires.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those that express a plan, belief, expectation, estimation, anticipation, intent, contingency, future development or similar expression, and can generally be identified as forward-looking because they include words such as “believes,” “anticipates,” “expects,” “should,” or words of similar importance. Statements that describe our objectives or goals are also forward-looking statements. The forward-looking statements included in this report involve significant risks and uncertainties, and a number of factors, both foreseen and unforeseen, that could cause actual results to differ materially from our current expectations. The factors that may affect our results include, among others, our debt level, restrictions and limitations in our credit facilities, our competitive industry, changes in customer demand for our products or services, disruptions and instability in the credit and financial markets, economic recession, general changes in economic conditions, risks of damage to our data centers or associated infrastructure, foreign currency fluctuations, intellectual property risks, effect of regulation on our business, network and operational risk, loss of significant customers and customer consolidation risks, risks associated with future acquisitions, and other factors discussed in this Annual Report under the heading “Risk Factors.” Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements. Readers are cautioned not to place undue reliance upon forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date hereof.

PART I

Item 1.	Business

General

Metavante Technologies’ wholly-owned operating subsidiary, Metavante Corporation, delivers banking and payments technologies to approximately 8,000 financial services firms and businesses worldwide. Metavante products and services drive account processing for deposit, loan and trust systems, image-based and conventional check processing, electronic funds transfer, consumer healthcare payments, electronic presentment and payment transactions, outsourcing, and payment network solutions including the NYCE® Payment Network, an ATM/PIN debit network.

Metavante began operations in 1964 as a wholly-owned subsidiary of M&I providing community and regional banks with dependable, outsourced account processing services with a high level of client service. Since then, Metavante has become a provider of innovative, high quality products and services to the financial services, commercial, and health care insurance industries. With over 50 locations, Metavante recorded approximately $1.7 billion in revenue for the year ended December 31, 2008.

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

•

Warburg Pincus received shares of Metavante Technologies common stock that represented 25% of the outstanding shares of Metavante Technologies common stock and a stock purchase right to acquire additional shares under certain circumstances in order to maintain its ownership; and

•

each holder of M&I common stock as of the effective time of the holding company merger that would otherwise be entitled to receive fractional shares of Metavante Technologies common stock resulting from the holding company merger received cash in lieu of such fractional shares.

The above transactions are referred to as the “Separation Transaction” within this Annual Report.

Business Segments

Metavante organizes its business in two segments: Financial Solutions Group (“FSG”) and Payment Solutions Group (“PSG”). The following table provides revenue and segment operating income for Metavante’s segments for the years ended December 31, 2008, 2007, and 2006, respectively (in millions):

	Financial Solutions Group	Payment Solutions Group	Total Metavante
Year ended December 31, 2008
Revenues	$664.6	$1,042.7	$1,707.3

Segment Operating Income	$154.6	$327.3	$481.9

Net Corporate/Other Expense			251.2

Income before Income Taxes			$230.7

Year ended December 31, 2007
Revenues	$636.2	$961.9	$1,598.1

Segment Operating Income	$154.6	$276.8	$431.4

Net Corporate/Other Expense			311.4

Income before Income Taxes			$120.0

Year ended December 31, 2006
Revenues	$614.5	$889.7	$1,504.2

Segment Operating Income	$144.4	$256.8	$401.2

Net Corporate/Other Expense			160.7

Income before Income Taxes			$240.5

See Note 18 of the Notes to the Consolidated Financial Statements for additional information regarding segments and geographic areas.

Financial Solutions Group (FSG)

The Financial Solutions Group segment, which accounted for 39% of Metavante’s revenue in 2008, includes the following solutions: banking, commercial treasury, eBanking, risk and compliance, sales and service, and wealth management. FSG offers a comprehensive suite of technology and business services that are critical to a financial institution’s ability to attract, expand and service existing and prospective customers.

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

Payment Solutions Group (PSG)

The Payment Solutions Group segment, which accounted for 61% of Metavante’s revenue in 2008, includes the following solutions: acquiring, issuing, image, payment network, ePayments, and healthcare payments. PSG offers a comprehensive suite of payment products and services, including credit, debit and prepaid debit card management and a national payments network in NYCE, as well as specialized solutions to facilitate government and healthcare payments.

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

•	Metavante Payment Network Solutions includes traditional ATM and PIN-based debit network access and emerging real-time payment alternatives from the NYCE® Payment Network.

•	Metavante ePayments Solutions provide reliable and scalable bill publishing and bill consolidation technology generating millions of monthly payments that serve both billers and payers.

•

Metavante Healthcare Payment Solutions help transform the healthcare payments industry by accelerating the exchange of information and funds between patients, payers, providers and financial institutions.

Distribution/Sales Methods

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

Clients

As of December 31, 2008, Metavante had approximately 8,000 clients. These clients include participants from all segments of the financial services industry, including 95 of the largest 100 banks in the United States as well as mid-tier and community banks, Internet banks and non-traditional financial services providers. Metavante also provides services to approximately 600 companies in the healthcare insurance industry. Metavante’s largest client is M&I. For the year ended December 31, 2008, revenues from M&I represented approximately 7% of Metavante’s total revenues. No other client represented greater than 3% of Metavante’s revenues during that period.

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

Metavante competes based upon the quality of the technology-based application or service, application features and functions, ease of delivery and integration, its ability to maintain, enhance and support the applications or services, and price. Metavante believes that it competes favorably in each of these categories. In addition, Metavante believes that its ability to offer multiple applications and services to individual clients enhances its competitiveness with more limited application offerings.

Competitors for Metavante’s Financial Solutions Group include: Alliance Data Systems Corporation; DST Systems, Inc.; Fidelity National Information Services, Inc.; Fiserv, Inc.; Harland Financial Solutions, Inc.; Jack Henry & Associates, Inc.; Open Solutions Inc.; SEI Investments Company; S1 Corporation; and SunGard Data Systems Inc. Competitors for Metavante’s Payment Solutions Group include: Fidelity National Information Services, Inc.; First Data Corporation; Fiserv, Inc.; Global Payments Inc.; Heartland Payments Systems, Inc.; MasterCard Incorporated; Total System Services, Inc.; and Visa Inc.

Competitive Strengths

Metavante believes that its heritage in the banking industry, its processing capacity and scale, and its comprehensive and integrated product offerings are competitive strengths that help differentiate Metavante from its competitors and contribute to its success. Operating for 43 years as part of a bank holding company, which it did prior to the Separation Transaction, has given Metavante the unique perspective of and appreciation for working with executives and managers in a financial services institution. Metavante’s employees who are engaged in consulting, operations, products and services, frequently function as extensions of their clients’ staff as they seek to deliver the highest levels of client service in the industry. Metavante operates large, scalable financial processing platforms, including its single outsourced bank processing platform. This scale allows Metavante to provide cost-effective products to its clients and to be competitive in pricing and product marketing. Metavante processes debit card transactions on its proven, stable and fully-integrated platform and, through its card management system, maintains debit/stored value cards. Metavante also provides ACH processing and ranks among the 10 largest ACH originators in the United States. The NYCE® Payments Network connects cards from issuing financial institutions, ATMs, and point-of-sale locations nationwide, providing consumers with secure, real-time access to their money in connection with consumer bill payments, biller-direct payments, and government payments. Metavante’s products and services are modular, flexible and integrated, allowing clients to select those products and services which best suit their needs and to add additional products and services as their businesses grow.

Metavante’s Strategy

Metavante believes there are opportunities to increase its revenues and profitability through the further implementation of its growth strategy.

Specific opportunities for Metavante’s growth include the following:

Expand core banking relationships—Metavante plans to leverage its strong engagement with its banking solutions clients to expand those relationships with the goal of cross-selling additional products and services. Examples include value-added operational and advisory services.

Expand services provided to the large bank segment—Through established, dedicated relationship management teams focused on the top-50 United States financial institutions, Metavante hopes to build on the existing relationships it has with the country’s top-50 financial institutions through the delivery of strong point solutions. In addition, Metavante is developing a next-generation core banking platform that incorporates features and services needed in a global banking environment, such as continuous, multi-day transaction processing and real-time authorization of payments to support a “24 by 7” banking environment irrespective of time zone or geographical boundary, as well as multi-currency and multi-language capabilities to support the demands of the global economy. Metavante also plans to incorporate advanced customer management information capabilities into the new platform, which will be integrated with the company’s service delivery and electronic banking solutions. Metavante has a strategic alliance with Temenos Headquarters S.A. (“Temenos”), an international provider of integrated core banking software, to create a new United States global banking platform. Through the agreement, Metavante will become the exclusive provider of this advanced core banking technology in the United States, which Metavante anticipates will be of interest to financial institutions of all sizes that serve customers who require global banking capabilities.

Emerging payment markets—Metavante plans to continue expanding its government and healthcare payment offerings. Metavante’s government payments are increasingly serving municipal, county and state governments, while also continuing to provide online payment services to federal agencies including the Internal Revenue Service. Metavante continues to expand its healthcare payment offerings. Metavante also plans to continue to introduce innovative new payment capabilities, such as mobile financial services. Metavante entered into a joint venture agreement with United Kingdom-based Monitise PLC, a United Kingdom provider of secure mobile payments capability, to establish Monitise Americas LLC, a United States mobile payments joint venture. The joint venture is creating a system for mobile payments in the United States and Canada. Metavante provides hosting services for the Monitise mobile payments platform in the United States and also connects the Monitise platform to its NYCE® Payments Network.

Expand globally—Metavante has software products that are in use by clients in 36 foreign countries, which have been sold primarily through distributor agreements in those countries. Metavante seeks to increase its presence in international markets either directly or through strategic alliances. To accomplish this, Metavante will seek to leverage its existing product offerings, such as prepaid debit card technology, for deployment in international markets. Metavante will develop both entry and localization strategies for international markets and also identify acquisition candidates in attractive foreign markets.

In 2008, Metavante completed the acquisition of Nomad Payments Limited (“Nomad”), London, England. Nomad, which has been renamed Metavante Technologies Limited, is a provider of prepaid and debit card processing and licensed software to card issuers in the United Kingdom and Europe. Nomad’s CORTEX software is a highly scalable, comprehensive card payment software solution for the banking industry, processing card-based transactions at every level of an electronic funds transfer network.

Active Acquisition and Integration Strategy—Since 2003, a significant part of Metavante’s growth has come through acquisitions and investments and, consequently, Metavante has developed an expertise in identifying and integrating companies that increase Metavante’s market reach, scale and size, as well as the extension and depth of its products into new and existing markets. Building upon its successful acquisition strategy, Metavante may pursue acquisitions of greater size, with public or private companies, headquartered in the United States or internationally, or in industries outside of the financial services technology industry.

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

Employees

As of December 31, 2008, Metavante employed approximately 5,900 employees, including approximately 2,100 in FSG, 2,100 in PSG, 1,200 in shared services such as operations and conversions, and 500 in corporate functions. As of December 31, 2008, Metavante’s product development staff consisted of over 1,100 software development professionals.

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

Although Metavante does not believe that compliance with future laws and regulations related to its business, including future consumer protection laws and regulations, will have a material adverse effect on it, the enactment of new laws and regulations may increasingly affect the operations of its business, directly or indirectly, which could result in substantial regulatory compliance costs, litigation expense, adverse publicity and/or loss of contracts and revenue.

Available Information

Our internet address is www.metavante.com. We make available, free of charge, through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we file them, or furnish them to, the Securities and Exchange Commission. Our Corporate Governance Guidelines and Code of Business Conduct and Ethics are also available on our website. However, the information found on our website is not part of this or any other report we file with or furnish to the Securities and Exchange Commission.

Item 1A.	Risk Factors

In addition to the normal risks of business, we are subject to significant risks and uncertainties, including those listed below and described elsewhere in this Annual Report on Form 10-K. Any of the risks described herein could result in a significant adverse effect on our results of operation and financial condition.

Risks Related to Our Markets and Industry

Ongoing consolidation within the banking and financial services industry could adversely affect financial results.

Ongoing consolidation, including those due to failures, within the banking and financial services industry could result in a smaller number of purchasers for our products and services. As banks and other financial services providers consolidate, acquiring institutions may have their own in-house systems or outsource to competitors. In addition, the acquired entity may experience a realignment of management responsibilities and undergo a reexamination of strategic and purchasing decisions, and we may lose relationships with key constituencies within our clients’ organizations. The loss of business due to consolidation, in particular the loss of a large client due to consolidation or failure could have an adverse effect on our business, operating results and financial condition.

Effect of overall business cycles, consumer confidence and other risks in the banking industry could adversely affect financial results.

Our revenues are heavily dependent on services we provide to the banking industry and related financial service providers. To the extent that the health and stability of the banking industry are adversely affected by business cycles in general or business conditions that affect the banking industry in particular, our revenues and profits may also be adversely affected due to reduced expenditures for our products and services by banks and related financial service providers. In addition, our revenue and profits, including organic growth, are dependent on our banking clients’ ability to acquire, activate and retain customers which could be adversely impacted by decreased consumer confidence in financial markets or the economy in general.

Effects of the current economic downturn on the banking industry have impacted the asset quality of some banks and have resulted in some bank failures. Additional failures could occur in the future and if banks that we service fail, it could result in lost revenue due to forced consolidation or due to an overall decrease in consumer confidence in the banking industry.

A portion of our revenue is derived from transaction processing fees. Any changes in economic factors or consumer confidence that adversely affect consumer spending and related consumer debt, or a reduction in check writing or credit and debit card usage, could reduce the volume of transactions that we process, and have an adverse effect on our business, financial condition and operating results.

Instability or changes in the global securities markets could result in changes in the value of securities we hold or the rates we can obtain from short-term investment of cash on hand that may adversely affect our financial results.

We currently hold investments in certain securities traded in United States and foreign markets. These investments are subject to fluctuations that may result from changes in economic or market conditions, investor sentiment, monetary and fiscal policies, the liquidity of domestic and global markets, availability and cost of capital, the actions of credit rating agencies, international and regional political events, and acts of war or terrorism. Additionally, our business generates large amounts of short-term funds that are invested in short-term certificates of deposit that are both collateralized and uncollateralized. The rates we receive for these funds are tied to interest rate markets. Changes in the overall interest rate markets could have an adverse impact on our financial results.

Loss of key clients or distributors could adversely affect our financial condition.

For the year ended December 31, 2008, revenues from M&I represented approximately 7% of our total revenue. In addition, M&I serves as a service delivery partner for certain services. If we were to lose M&I or a combination of other clients, our business, operating results and financial condition could be materially adversely affected.

We have entered into non-exclusive distribution agreements with several home banking providers, all of which resell our electronic bill payment services as part of their home banking offerings. To the extent that acquisitions or other consolidations occur within this industry, that result in the loss of a distribution channel, the demand for our services may be adversely affected.

We face intense competition in all areas of our business from both external competition and business barriers of potential clients. If we fail to compete effectively or eliminate barriers for potential clients, our operating results and financial condition may be adversely affected.

The markets for our products and services are intensely competitive and we expect to face increased competition in the future as new competitors enter the market and existing competitors expand their product lines and services. Competitors vary in size and in the scope and breadth of their products and services. Some current and potential competitors have substantial resources, often greater than ours. In addition, many of these competitors have established, or may in the future establish, cooperative relationships or strategic alliances among themselves or with third parties to compete with our products and services.

We also face competition from our clients and potential clients who develop their own in-house financial services offerings. Further, potential clients may be reluctant to switch vendors or from in-house offerings to a new vendor as the conversion is a significant undertaking that has a potential for negative impacts such as loss of accustomed functionality, increased cost and business disruption.

We face intense competition in obtaining and retaining clients. During the sales cycle or at the end of a contract term, clients have the opportunity to renegotiate their contract with us and to consider whether to engage one of our competitors to provide products or services. If we are not successful in renewing the contract with favorable terms, our revenues from such renewals could be negatively impacted due to pricing pressures or a client loss.

Our inability to compete successfully in light of the above competitive pressures could result in an adverse effect on our business, operating results and financial condition.

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

Our future success will depend upon our ability to enhance current products and services and to develop and introduce new products and services that keep pace with technological developments and emerging industry standards to address the increasingly sophisticated needs of our clients. There can be no assurance that:

•	we will be successful in developing and marketing new products and services or producing enhancements that meet changing demands;

•	we will be able to overcome difficulties that could delay or prevent the successful development, introduction and marketing of these products and services;

•	we will be able to maintain or derive the anticipated benefit from our existing business relationships or be able to establish new relationships; or

•	our new products and services and enhancements will adequately meet the demands of the marketplace and achieve market acceptance.

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

As of December 31, 2008, we had total debt outstanding of approximately $1.74 billion. Such indebtedness could have adverse consequences for our business, financial condition, operating results, and operational flexibility, such as:

•	limiting our ability to obtain additional financing to fund growth, working capital, capital expenditures, debt service requirements, acquisitions or other cash requirements;

•	limiting operational flexibility in planning for or reacting to changing conditions in our business and industry;

•

requiring dedication of a substantial portion of cash flows from operations (estimated at approximately 25% for 2009) to make payments on debt and interest, which reduces the availability of such cash flows to fund working capital, capital expenditures, acquisitions and other general corporate purposes;

•

a portion of the debt has a variable rate of interest, which exposes us to the risk of increased interest rates and additional demands on cash flows from operations to make interest payments related to our debt; and

•

limiting our ability to compete with companies that are not as highly leveraged, or whose debt is at more favorable interest rates and that, as a result, may be better positioned to withstand economic downturns.

We expect to pay our expenses and to pay the principal and interest on outstanding debt with funds generated by our operations. Our ability to meet expenses and debt service obligations will depend on future performance, which may be affected by the factors discussed in this section, among others. If we do not have sufficient funds to meet our debt service obligations, we may be required to refinance all or part of our existing debt, sell assets or borrow more money. We may not be able to, at any given time, refinance our debt, sell assets or borrow more money on terms acceptable to us or at all, the failure to do any of which could have an adverse effect on our business, operating results, and financial condition.

The agreements governing our indebtedness contain restrictions and limitations (covenants) that could significantly impact our business operations and flexibility. Failure to comply with these covenants could result in an event of default and lead to acceleration of repayment.

The agreements governing our indebtedness contain covenants that, among other things, require us not to exceed specified ratios of net debt to EBITDA, limit our ability and/or the ability of one or more of our subsidiaries to incur additional debt or guaranties, grant liens, pay dividends or redeem stock, make investments or acquisitions, sell assets, engage in affiliate transactions, prepay or change the terms of certain debt, change our lines of business, and restrict the uses of our cash flow, asset sales, or other debt.

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

Security breaches or computer viruses could adversely affect relations with clients and have a negative impact on business.

In the course of providing services to our clients, we may collect, process and retain sensitive and confidential information on our clients and their customers. A failure of our security facilities and systems due to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other similar causes could result in the misappropriation, fraud, loss or other unauthorized disclosure of confidential customer information. Any such failure could result in damage to our reputation with our clients, expose us to the risk of litigation and liability, disrupt our operations, and negatively impact our business, operating results, and financial condition.

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

A significant part of our growth has come through acquisitions and a key component of our growth strategy is based on our ability to make future acquisitions. As part of our acquisition strategy, we may pursue acquisitions of greater size than recently completed, with public or private companies, headquartered in the United States or internationally, or in industries outside of the financial services technology industry. We may be unable to identify suitable acquisition targets or successfully complete acquisitions in the future due to the absence of quality companies, economic conditions, inability to obtain financing, or price expectations from sellers. If we are unable to complete additional acquisitions for these or other reasons, our growth may be limited.

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

In order to avoid triggering significant tax liability due to the Separation Transaction, as provided in Section 355 of the Internal Revenue Code, the amount of equity that we can issue to make acquisitions or raise additional capital will be limited for up to two years following our separation from M&I, which may limit availability of equity to fund acquisitions during that time period. In addition, as we have significant indebtedness and the agreements governing that indebtedness contain limits on our ability to incur additional debt, we may be unable to finance acquisitions that would increase our growth or improve our financial and competitive position. To the extent that debt financing is available to finance acquisitions, our net indebtedness could be increased as a result of any acquisitions. The use of equity to finance acquisitions could also dilute the interests of our shareholders.

We may not be able to protect our intellectual property and may be subject to infringement claims.

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

We also may be subject to costly litigation if our products or technology are alleged to infringe upon another party’s proprietary rights. Third parties may have, or may eventually be issued, patents, copyrights, trademarks, or other intellectual property right protections which might be infringed by our products or technology. Any of these third parties could make a claim of infringement or bring litigation against us or against our clients with respect to our products or technology. Clients may request indemnification for such claims or litigation. We may also be subject to claims or related litigation by third parties for breach of license usage rights. Any such claims or litigation could be costly and could subject us to significant liability for damages. An adverse resolution of, or determination in any litigation of this type could also result in limitations on our ability to use such intellectual property and our ability to provide our products and services. It could also require us to design around a third party’s rights or to license alternative technology from another party, which could be costly. In addition, litigation is time consuming and expensive to defend and could result in the diversion of the time and attention of management and employees.

Litigation relating to our products could be costly and time consuming to defend.

Because our products are used to deliver services that are integral to our clients’ businesses, errors, defects or other performance problems could result in financial or other damages to our clients. Product liability and other litigation arising from these errors, defects or problems, even if we were successful, would be time consuming and costly to defend. Existing or future laws or unfavorable judicial decisions could negate any limitations of liability provisions that are included in our agreements with our clients.

Failure to attract and retain skilled technical employees or senior management personnel could harm our ability to grow.

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

Our senior management team has significant experience in the financial services industry, either at Metavante or with clients or competitors, and the loss of this leadership could have an adverse effect on our business operating results and financial condition.

Changes in regulation of the financial services industry, accepted industry practices and the Internet could harm our business.

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

As the Internet continues to evolve, government regulation of communications and commerce over the Internet is becoming more prevalent. Congress has adopted legislation imposing obligations on financial institutions to develop privacy policies, restrict the sharing of non-public customer data with non-affiliated third parties at the customer’s request and establish procedures and practices to protect and secure customer data. The aforementioned provisions as well as other laws and regulations may be adopted and could limit the market for Internet-based financial services, impose liability for the transmission of protected data and increase expenses.

Foreign currency fluctuations could adversely affect sales and profits and the valuation of international operations.

Revenues derived from operations outside of the United States are subject to the risk of fluctuations in foreign currency, which can have an adverse impact on our revenues as amounts that are measured in foreign currencies are translated back to United States dollars. Any increase in the value of the United States dollar in relation to the value of the local currency will adversely affect our revenues from foreign operations when translated into United States dollars. Any decrease in the value of the United States dollar in relation to the value of the local currency will increase our cost of foreign acquisitions operations or other expenses to the extent that such costs are payable in foreign currency. Similarly, currency fluctuations can have a significant effect on the valuation of our foreign operations or the costs associated with foreign research and development.

Risks Related to the Separation Transaction

The M&I share distribution completed as part of the Separation Transaction may be taxable to Metavante shareholders if there is an acquisition of 50% or more of the outstanding common stock of M&I or Metavante within two years of the separation.

The distribution of M&I common stock to Metavante shareholders in connection with the Separation Transaction may result in significant United States federal income tax liabilities to Metavante shareholders (but not M&I shareholders), if there is an acquisition of stock of M&I or Metavante as part of a plan or series of related transactions that includes the M&I share distribution and that results in an acquisition of 50% or more of the outstanding common stock of M&I or Metavante.

For purposes of determining whether the distribution of M&I common stock to Metavante shareholders in connection with the M&I share distribution is disqualified as tax-free to Metavante shareholders under the rules described in the preceding paragraph, any acquisitions of the stock of M&I or Metavante within two years before or after the M&I share distribution are presumed to be part of a plan, although the parties may be able to rebut that presumption. For purposes of this test, the investment by Warburg Pincus is treated as part of such a plan or series of transactions. Under the terms of the investment agreement, Warburg Pincus acquired 25% of the Metavante common stock outstanding at the time of the separation. Subject to certain exceptions, an additional 25% change in the ownership of the Metavante common stock could trigger a significant tax liability for Metavante shareholders under Section 355 of the Internal Revenue Code (for which M&I may be required to indemnify Metavante under the tax allocation agreement unless such taxes would not have been imposed but for specified acts of Metavante or its affiliates (including Warburg Pincus)).

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

Metavante’s corporate headquarters is located at 4900 West Brown Deer Road, Milwaukee, Wisconsin, in a facility owned by Metavante. In addition, Metavante owns or leases support centers, data processing facilities, and other facilities at over 50 locations. Metavante’s obligations under its credit facility are secured by, among other things, mortgages on substantially all of Metavante’s domestic owned real property. Metavante believes its facilities and equipment are generally well maintained, in good operating condition and adequate for its present and foreseeable business needs.

Item 3.	Legal Proceedings

In the normal course of business, Metavante and its subsidiaries are named as defendants in lawsuits in which claims are asserted against them. In the opinion of Metavante’s management, the liabilities, if any, which may ultimately result from such lawsuits are not expected to have a material adverse effect on Metavante’s consolidated financial statements.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

Name and Age (as of February 18, 2009)	Officers
Frank R. Martire Age 61	Mr. Martire has served as Metavante Technologies, Inc.’s Chairman of the Board and Chief Executive Officer since November 1, 2008. From the date of the Separation Transaction to November 1, 2008, he was Metavante Technologies, Inc.’s President and Chief Executive Officer. Prior to the Separation Transaction, Mr. Martire served as Director, President and Chief Executive Officer of Metavante Corporation since March 2003. Mr. Martire also served as a Senior Vice President of M&I until November 2007, the date of the Separation Transaction. Mr. Martire also serves in various positions in Metavante’s subsidiaries. Mr. Martire was President and Chief Operating Officer of Call Solutions Inc. from 2001 to 2003 and President and Chief Operating Officer, Financial Institution Systems and Services Group, of Fiserv, Inc. from 1991 to 2001. Mr. Martire is Chairman of the Board of Directors of Aurora Healthcare, and a Director of the Children’s Hospital and Health System Foundation and the Metavante Technologies Foundation, Inc. Mr. Martire is also a member of the Board of Trustees for Sacred Heart University.

Kenneth F. Best Age 38	Mr. Best has served as Principal Accounting Officer of Metavante Technologies, Inc. since the Separation Transaction. Mr. Best is Vice President of Metavante Corporation, and has served as its Corporate Controller since February 2008. Mr. Best previously served as Metavante Corporation’s Chief Accounting Officer from August 2007 to February 2008. Since joining Metavante Corporation in 1999, Mr. Best has held various management positions within the treasury, tax, and financial accounting areas of Metavante Corporation’s Finance Department. Prior to that, Mr. Best was a manager within the Audit and Business Advisory division of Arthur Andersen. Mr. Best is a Certified Public Accountant.

James R. Bolton Age 49	Mr. Bolton has served as Senior Executive Vice President of Metavante Technologies, Inc. since the Separation Transaction. Prior to the Separation Transaction, Mr. Bolton served as Senior Executive Vice President and President, Enterprise Solutions Group of Metavante Corporation since October 2007. Prior to joining Metavante Corporation, Mr. Bolton held several senior management positions at Accenture Ltd., a global management consulting, technology services and outsourcing company, most recently as managing partner of Accenture’s financial services and insurance practice.

Name and Age (as of February 18, 2009)	Officers
Frank G. D’Angelo Age 63	Mr. D’Angelo has served as Senior Executive Vice President of Metavante Technologies, Inc. since the Separation Transaction. Prior to the Separation Transaction, Mr. D’Angelo served as Senior Executive Vice President and President, Payment Solutions Group, of Metavante Corporation since September 2004. Mr. D’Angelo joined Metavante Corporation in 1997 as Vice President and General Manager of its EFT and Card Solutions businesses. Mr. D’Angelo also serves in various positions in Metavante Technologies, Inc.’s subsidiaries. Prior to joining Metavante Corporation, Mr. D’Angelo held senior management positions at Diebold Incorporated and Burroughs Corporation. Mr. D’Angelo is Chairman of the Board of Directors of Everlink Payment Systems, Inc and a Director of the Electronic Funds Transfer Association.

Michael D. Hayford Age 49	Mr. Hayford has served as Metavante Technologies, Inc.’s President and Chief Operating Officer since November 1, 2008. From the date of the Separation Transaction to November 1, 2008, he was Metavante Technologies, Inc.’s Senior Executive Vice President and Chief Operating Officer. Prior to the Separation Transaction, Mr. Hayford served as a Director and Senior Executive Vice President of Metavante Corporation since September 2004 and as its Chief Operating Officer since May 2006. Mr. Hayford also served as Metavante Corporation’s Chief Financial Officer and Treasurer from May 2001 to July 2007. In addition, Mr. Hayford also served as a Senior Vice President of M&I until November 2007, the date of the Separation Transaction. Mr. Hayford also serves in various positions in Metavante’s subsidiaries. Mr. Hayford is a Director of the Metavante Technologies Foundation, Inc., the University of Wisconsin—La Crosse Foundation and West Bend Mutual Insurance.

Brian C. Hurdis Age 49	Mr. Hurdis has served as Senior Executive Vice President of Metavante Technologies, Inc. since July 2008. Prior to the Separation Transaction, Mr. Hurdis served as Senior Executive Vice President of Metavante Corporation since September 2005. Mr. Hurdis joined Metavante Corporation in 1999 as its Vice President—Technology Operations and Architecture. Mr. Hurdis also serves in various positions in Metavante Technologies Inc.’s subsidiaries. Prior to joining Metavante Corporation, Mr. Hurdis served as Senior Vice President and Director of network and computer operations for Firstar Corporation.

Kirk T. Larsen Age 37	Mr. Larsen is Treasurer of Metavante Technologies, Inc. Mr. Larsen has served as Treasurer and Vice President of Investor Relations for Metavante Corporation since February 2008. Mr. Larsen previously served as Vice President, Financial Planning, Analysis and Investor Relations of Metavante Corporation from August 2007 to February 2008. Prior to joining Metavante Corporation, Mr. Larsen was Director, Investor Relations and Investments of Rockwell Automation, Inc., a global provider of industrial automation power, control and information solutions, since November 2006; Controller, Industrial Components Business of Rockwell Automation, Inc. from February 2006 to November 2006; Controller, Standard Drives Business of Rockwell Automation, Inc. from January 2005 to February 2006; and Director, Financial Reports of Rockwell Automation, Inc. prior thereto.

Name and Age (as of February 18, 2009)	Officers
Donald W. Layden, Jr. Age 51	Mr. Layden has served as Senior Executive Vice President, General Counsel and Secretary of Metavante Technologies, Inc. since March 2008. From the date of the Separation Transaction to March 2008, he was Metavante Technologies, Inc.’s Senior Executive Vice President. Prior to the Separation Transaction, Mr. Layden served as Metavante Corporation’s Senior Executive Vice President—Corporate Development and President, International Group since 2004. Mr. Layden serves in various positions of Metavante Technologies, Inc.’s subsidiaries. Mr. Layden served as Chief Operating Officer of NuEdge Systems LLC from 2000 to 2002 and as President of NuEdge Systems LLC from 2002 until it was purchased by Metavante Corporation in 2004. Prior to that, Mr. Layden held senior management positions with Fiserv, Inc. and Marshall & Ilsley Corporation and various Marshall & Ilsley Corporation affiliates. Mr. Layden is a Director of Metavante Technologies Foundation, Inc. and Firstsource Solutions, Ltd. an India-based public company traded on the National Stock Exchange of India; a Trustee of Alverno College; a trustee of the Consuelo Foundation; and a Director of United Way of Greater Milwaukee.

Timothy C. Oliver Age 40	Mr. Oliver has served as Senior Executive Vice President and Chief Financial Officer of Metavante Technologies, Inc. since the Separation Transaction. Prior to the Separation Transaction, Mr. Oliver served as Senior Executive Vice President and Chief Financial Officer of Metavante Corporation since July 2007. Prior to joining Metavante Corporation, Mr. Oliver was Vice President and Treasurer of Rockwell Automation, Inc., a global provider of industrial automation power, control and information systems, since May 2004 and Vice President, Investor Relations and Financial Planning of Raytheon Company, a provider of defense and government electronics, space, information technology and technical services, prior to that time. Mr. Oliver is a Director of Metavante Technologies Foundation, Inc. and Children’s Hospital and Health System Foundation.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the New York Stock Exchange, (“NYSE”), under the ticker symbol “MV.” The following table sets forth the high and low closing sales price of our common stock for each of the periods indicated, as reported by the NYSE:

Period Ended	High	Low
November 2, 2007 to December 31, 2007	$25.25	$21.94

Quarter ended March 31, 2008	24.01	18.56
Quarter ended June 30, 2008	26.23	19.33
Quarter ended September 30, 2008	24.01	19.25
Quarter ended December 31, 2008	19.13	11.87

At February 18, 2009 our common stock was held by approximately 14,300 shareholders of record. The closing price of our common stock as of February 18, 2009 was $16.87.

Dividends

We currently anticipate that we will retain future earnings to support our growth strategy, to repay outstanding debt or for other corporate purposes. We do not anticipate paying regular cash dividends on our common stock in the foreseeable future. Any payment of future cash dividends will be at the discretion of Metavante’s Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, our general financial condition, contractual restrictions and general business conditions—see also “Credit Facilities” within Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 8 of the Notes to the Consolidated Financial Statements for a description of certain restrictions on our ability to pay cash dividends.

Sales of Unregistered Equity Securities

See Item 1, Business, “General” for a description of the Separation Transaction.

In connection with the completion of the Separation Transaction, Metavante entered into a Stock Purchase Right Agreement with WPM, L.P., a Delaware limited partnership (“WPM”) affiliated with Warburg Pincus Private Equity IX, L.P. (collectively “Warburg Pincus”). Under the Stock Purchase Right Agreement, Warburg Pincus has the right to purchase shares of Metavante common stock in order to maintain its ownership interest in the common shares of Metavante. The Stock Purchase Right Agreement relates to employee stock options that were outstanding immediately following the Separation Transaction. The stock purchase right may be exercised quarterly for one-third of the number of employee stock options existing immediately following the Separation Transaction that were exercised during the preceding quarter. Warburg Pincus’s stock purchase right is based on the exercise price of the options exercised. On August 21, 2008, Metavante and WPM entered into an Amended and Restated Stock Purchase Right Agreement, which allows for net settlement of the quarterly purchase by WPM for $0.01 per share. Shares of Metavante common stock issued during 2008 related to the Stock Purchase Right Agreement are summarized in the table below. The shares of Metavante common stock were issued and sold in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Date of Sale	Number of Shares Issued (in thousands)	Cash Proceeds (in thousands)
March 3, 2008	31	$509
June 12, 2008	9	$152
September 15, 2008	4	$—
December 15, 2008	3	$—

Performance Graph

The following graph compares the cumulative total shareholder return on Metavante common stock since November 2, 2007, the first day of trading following the Separation Transaction, with the cumulative total return over the same period for the S&P Mid-Cap 400 and a peer group selected by Metavante. The peer group was composed of the following companies: Alliance Data Systems Corporation; DST Systems, Inc.; Fidelity National Informational Services, Inc.; Fiserv, Inc.; Global Payments, Inc.; Heartland Payment Systems, Inc.; Jack Henry & Associates, Inc.; SEI Investments Company; and Total System Services, Inc. The graph assumes that $100 was invested on November 2, 2007 in Metavante common stock, the S&P MidCap 400 and the peer group indices. No cash dividends have been declared on Metavante common stock subsequent to the Separation Transaction. Pursuant to SEC rules, the returns of each of the companies in the peer group are weighted according to the respective company’s stock market capitalization at the beginning of each period for which a return is indicated and assumes that dividends were reinvested. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of possible future performance of Metavante common stock.

Item 6.	Selected Financial Data

The following table of selected financial data presents Metavante Technologies, Inc. and its consolidated subsidiaries as of and for the years ended December 31, 2008 and 2007, and Metavante Corporation and its consolidated subsidiaries as of and for the years ended December 31, 2006, 2005, and 2004. Metavante Corporation was a wholly-owned subsidiary of M&I until the completion of the Separation Transaction on November 1, 2007. The following data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data, included elsewhere in this Annual Report.

	2008	2007	2006	2005	2004
	(in thousands, except per share data)
Results of operations information:
Total revenue	$1,707,268	$1,598,123	$1,504,178	$1,284,997	$1,015,393
Income from operations (1)	337,610	152,896	271,967	228,515	146,544
Income before income taxes (1)	230,660	120,040	240,483	192,870	125,844
Provision for income taxes	83,310	70,589	80,359	73,339	49,030
Net income (1)	147,350	49,451	160,124	119,531	76,814
Net earnings per share (2):
Basic	$1.24	$0.42	—	—	—
Diluted	$1.23	$0.41	—	—	—
Weighted average shares, basic	119,125	118,912	—	—	—
Weighted average shares, diluted	119,949	119,883	—	—	—

Financial condition information (at period end):
Current assets	$1,098,988	$1,013,508	$940,575	$905,510	$816,719
Total assets	3,156,972	3,099,999	3,015,314	2,857,789	2,413,639
Current liabilities	825,126	856,457	571,126	647,167	659,597
Long-term debt and other obligations	1,719,380	1,736,883	982,000	982,386	1,024,348
Shareholders’ equity	361,027	299,351	1,262,134	1,035,667	576,102

Other information:
Cash flow from operating activities	$302,536	$345,425	$292,422	$250,332	$211,232
Capital expenditures	137,501	143,437	109,421	111,972	87,464
Depreciation	38,671	40,520	40,882	40,448	35,659
Amortization	116,133	114,898	103,559	98,686	94,875

(1)	2007 includes non-cash impairment charges of goodwill and other long-lived assets and non-recurring charges associated with the Separation Transaction. See related Notes in Item 8, Financial Statements and Supplementary Data.

(2)	Weighted average shares for 2007 was calculated from November 2, 2007 through December 31, 2007, which represents the actual number of days that shares of Metavante's common stock were publicly traded. Net earnings per share were not calculated for 2006, 2005, and 2004 because Metavante was a wholly-owned subsidiary of M&I.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following section discusses management’s view of the financial condition and results of operations of Metavante Technologies, Inc. and its consolidated subsidiaries as of and for the years ended December 31, 2008 and 2007. The results of operations for the year ended December 31, 2006 are of Metavante Corporation and its consolidated subsidiaries. Metavante Corporation was a wholly-owned subsidiary of M&I until the completion of the Separation Transaction on November 1, 2007. See below for a description of the Separation Transaction.

This section should be read in conjunction with the audited Consolidated Financial Statements and related Notes to the Consolidated Financial Statements of Metavante Technologies, included elsewhere in this Annual Report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See “Forward-Looking Statements” and “Risk Factors” for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements that could cause results to differ materially from those reflected in such forward-looking statements.

Overview

Metavante delivers banking and payments technologies to over 8,000 financial services firms and businesses worldwide. Metavante products and services drive account processing for deposit, loan and trust systems, image-based and conventional check processing, electronic funds transfer, consumer healthcare payments, electronic presentment and payment transactions, outsourcing, and payment network solutions including the NYCE® Payment Network, an ATM/PIN debit network. Metavante’s results of operations are classified into two business segments: the Financial Solutions Group (“FSG”) and the Payment Solutions Group (“PSG”). A description of these segments, along with the results of their operations, is included under the heading “Business Segments.”

Metavante began operations in 1964, providing community and regional banks with dependable, outsourced account processing services with a high level of client service. Since then, Metavante has become a provider of innovative, high quality products and services to the financial services, commercial and healthcare insurance industries. Metavante’s overall strategy is to drive revenue and earnings growth by: (1) expanding core banking relationships; (2) expanding services provided to the large bank segment through dedicated relationship management teams focused on the top-50 United States financial institutions, the development of our next-generation global banking platform, and strong point solution product offerings; (3) focusing on emerging payment markets including expanded offerings within government and healthcare payments, and through the development of innovative payment offerings such as mobile financial services; and (4) expanding globally by leveraging existing offerings for international markets and international acquisitions.

Metavante’s revenue increased 7% for the year ended December 31, 2008, compared to the year ended December 31, 2007. Metavante’s net income for the year ended December 31, 2008 was $147.4 million, compared to net income for the year ended December 31, 2007 of $49.5 million. Metavante’s highly recurring and diverse revenue base and scaleable cost structure enabled Metavante to deliver these financial results despite the difficult current economic environment in which financial institutions have reduced spending on discretionary capital projects, consumers have altered their spending behavior, and continued acquisition activity involving financial institutions.

On January 10, 2008, Metavante acquired Nomad Payments Limited (“Nomad”) for approximately $57.2 million in cash. Nomad, headquartered in London, United Kingdom, is a leading provider of prepaid and debit card processing and licensed software. Nomad, which has been renamed Metavante Technologies Limited, operates within the Payment Solutions Group.

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

Results of Operations

The following table shows the results of operations of Metavante for the years ended December 31, 2008, 2007, and 2006 (in millions):

	Years ended December 31,
	2008	2007	2006
Selected Financial Information
Revenue	$1,707.3	$1,598.1	$1,504.2
Expenses:
Cost of processing and services	1,118.6	1,062.7	998.0
Selling, general and administrative	251.1	233.4	234.2
Impairment charges	—	129.5	—
Transaction costs	—	19.6	—

Total expenses	1,369.7	1,445.2	1,232.2

Income from operations	337.6	152.9	272.0
Other non-operating income (expense):
Interest, net	(103.6)	(40.9)	(28.7)
Net (losses) gains related to Firstsource	(1.1)	6.9	—
Other, net	(2.2)	1.1	(2.8)

Income before income taxes	230.7	120.0	240.5
Provision for income taxes	83.3	70.5	80.4

Net income	$147.4	$49.5	$160.1

Key Operating Metrics

Metavante management believes the results of operations expressed as a percentage of revenue provides insight into the trends of the business. The following table shows the results of operations of Metavante for the years ended December 31, 2008, 2007, and 2006, expressed as a percentage of revenue for the respective periods:

	Years ended December 31,
	2008	2007	2006
Selected Financial Information (% of Revenue)
Revenue	100%	100%	100%
Expenses:
Cost of processing and services	65.5%	66.5%	66.4%
Selling, general and administrative	14.7%	14.6%	15.6%
Impairment charges	—	8.1%	—
Transaction costs	—	1.2%	—

Total expenses	80.2%	90.4%	82.0%

Income from operations	19.8%	9.6%	18.0%
Other non-operating income (expense):
Interest, net	(6.1)%	(2.6)%	(1.9)%
Net (loss) gain related to Firstsource	(0.1)%	0.4%	—
Other, net	(0.1)%	0.1%	(0.2)%

Income before income taxes	13.5%	7.5%	15.9%
Provision for income taxes	4.9%	4.4%	5.3%

Net income	8.6%	3.1%	10.6%

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

EBITDA is defined as net income before income taxes, interest expense net of interest income, depreciation and amortization. Metavante utilizes EBITDA in the evaluation and determination of the price of potential acquisition candidates, to explain trends in our operating performance and to provide useful information about our ability to incur and service indebtedness. Also, EBITDA was included in the financial covenant applicable to Metavante’s credit facility. EBITDA, as defined in the financial covenant, also excludes certain non-cash charges, such as impairment charges and stock-based compensation expense in addition to the items noted above.

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

The following table shows a reconciliation of net income to EBITDA for the years ended December 31, 2008, 2007, and 2006 (in millions):

	2008	2007		2006
Net income	$147.4	$49.5		$160.1
Add: Net interest expense	103.6	40.9		28.7
Provision for income taxes	83.3	70.5		80.4
Depreciation and amortization	117.7	125.8		117.7
Acquisition intangible amortization	29.7	28.6		26.7

EBITDA	$481.7	$315.3	(1)	$413.6

(1)	EBITDA in 2007 includes $6.9 million net gain in Firstsource Solutions Limited (“Firstsource”), $129.5 million of impairment charges and $19.6 million of transaction costs.

Description of Revenues and Expenses

Revenue

Metavante’s revenue consists primarily of the following:

Data Processing—Metavante generates a majority of its account and transaction processing fees on services provided under multi-year contracts, primarily with clients in the financial services industry. Various factors influence Metavante’s processing revenue stream including the retention of existing clients, the organic growth of our clients, sales to new clients and cross-sales to existing clients, competition from other services providers, and consolidation in the financial services industry (which can be either favorable or unfavorable depending on whether the client is an acquirer, or is itself acquired). Certain solutions have seasonal patterns in their data processing revenue.

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

Software Maintenance—The typical software license contract also includes a maintenance agreement entitling the licensee to support and updates, and generating additional annual revenue at a percentage of the license fee.

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

Impairment Charges—Impairment charges consist of the goodwill impairment charge recorded at the Image solutions group and the impairment of other intangible assets, including capitalized software and customer relationship assets.

Transaction Costs—Transaction costs consist of expenses associated with the Separation Transaction.

Comparison of the Years ended December 31, 2008 and 2007

Revenue

Revenue increased $109.2 million, or 7%, to $1,707.3 million for the year ended December 31, 2008, compared to $1,598.1 million for the year ended December 31, 2007. The revenue growth was primarily driven by higher volumes in payment transactions and core processing activities, as well as higher professional services activity and software-related revenues. Revenues associated with acquisitions completed during the first quarter of 2008 contributed approximately one percentage point of revenue growth for the year ended December 31, 2008, compared to the year ended December 31, 2007. Metavante’s total revenue growth for the year ended December 31, 2008, compared to the year ended December 31, 2007, excluding acquisitions (i.e., organic revenue growth), was approximately 6%. To determine the organic revenue growth rate, Metavante adjusts its prior year revenue for the acquisitions as if they had been consummated on January 1 of the prior year.

Cost of Processing and Services

Cost of processing and services increased $55.9 million, or 5%, to $1,118.6 million for the year ended December 31, 2008, compared to $1,062.7 million for the year ended December 31, 2007. Cost of processing and services, as a percentage of revenue, decreased to 65.5% for the year ended December 31, 2008, compared to 66.5% for the year ended December 31, 2007. The decrease, as a percentage of revenue, was due to operating leverage in both segments that was partially offset by an increase in investment in product development within the FSG segment.

Selling, General and Administrative Expense

Selling, general and administrative expenses increased $17.7 million, or 8%, to $251.1 million for the year ended December 31, 2008, compared to $233.4 million for the year ended December 31, 2007. Selling, general and administrative expenses, as a percentage of revenue, remained relatively unchanged at 14.7% for the year ended December 31, 2008, compared to 14.6% for the year ended December 31, 2007. Selling, general and administrative expenses were impacted by the unrealized loss related to the warrants held by Metavante in a publicly-traded software company in 2008 as discussed in Note 14 of the Notes to the Consolidated Financial Statements, the benefits of cost actions taken in the Image solutions group during late 2007 and the favorable timing of costs allocated between Metavante and M&I in 2007. The net effect of these items resulted in selling, general and administrative expenses as a percentage of sales remaining relatively unchanged.

Impairment Charges

There were no impairment charges for the year ended December 31, 2008. Impairment charges for the year ended December 31, 2007 were $129.5 million. The impairment charges related primarily to goodwill and certain long-lived assets within the Image solutions group. See Note 7 of the Notes to Consolidated Financial Statements for further information.

Transaction Costs

There were no transaction costs for the year ended December 31, 2008. Transaction costs for the year ended December 31, 2007 were $19.6 million. The costs relate primarily to the expense associated with the granting and conversion of equity compensation and legal and other professional fees associated with the Separation Transaction.

Income from Operations

Income from operations increased $184.7 million, or 121%, to $337.6 million for the year ended December 31, 2008, compared to $152.9 million for the year ended December 31, 2007. Income from operations, as a percentage of revenue, was 19.8% for the year ended December 31, 2008, compared to 9.6% for the year ended December 31, 2007. The increase, as a percentage of revenue, is primarily attributable to the impairment charge of $129.5 million and transaction costs of $19.6 million recognized during 2007. The impact of these 2007 items, as a percentage of revenue, was 9.3%. The remaining increase in operating margin was due to benefits of cost actions taken in the Image solutions group during late 2007 and operating leverage in both segments that was partially offset by investment in product development within the FSG segment.

Net Interest Expense

Interest expense, net of interest income, increased $62.7 million, or 153%, to $103.6 million for the year ended December 31, 2008, compared to $40.9 million for the year ended December 31, 2007. The increase was due to the higher level of borrowings at higher average interest rates during 2008 resulting from the Separation Transaction that was completed during the fourth quarter of 2007.

Net (Losses) Gains Related to Firstsource

During the year ended December 31, 2008, Metavante recorded $1.1 million in pre-tax losses related to Metavante’s investment in Firstsource, compared to $6.9 million in pre-tax gains during the year ended December 31, 2007. See Note 4 of the Notes to the Consolidated Financial Statements for further information.

Other Non-Operating Income (Expense)

Other non-operating expense was $2.2 million for the year ended December 31, 2008, compared to income of $1.1 million for the year ended December 31, 2007. These amounts related primarily to the portion of earnings attributable to the minority shareholders of Metavante’s Everlink and Monitise subsidiaries and Metavante’s share of earnings relating to its investment in Firstsource. These amounts can vary between periods depending on the performance of the respective businesses.

Provision for Income Taxes

The provision for income taxes was $83.3 million for the year ended December 31, 2008, compared to $70.5 million for the year ended December 31, 2007. The effective tax rate was 36.1% for the year ended December 31, 2008, compared to 58.8% for the year ended December 31, 2007. The decrease in effective tax rate from 2007 was the result of the goodwill impairment charge taken in 2007. Only a portion of the charge was deductible for tax purposes, which resulted in a higher effective tax rate for 2007.

Net Income

Net income for the year ended December 31, 2008 was $147.4 million, compared to $49.5 million for the year ended December 31, 2007, due to the reasons stated above.

Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA)

EBITDA increased $166.4 million, or 53%, to $481.7 million for the year ended December 31, 2008, compared to $315.3 million for the year ended December 31, 2007. EBITDA, as a percentage of revenue, was 28.2% for the year ended December 31, 2008, compared to 19.7% for the year ended December 31, 2007. The year ended December 31, 2007 included a $6.9 million net gain on Firstsource, $129.5 million in impairment charges and $19.6 million in transaction costs. The impact of these 2007 items, as a percentage of revenue, was 8.9%.

Comparison of the Years ended December 31, 2007 and 2006

Revenue

Revenue increased $93.9 million, or 6%, to $1,598.1 million for the year ended December 31, 2007, compared to $1,504.2 million for the year ended December 31, 2006. The revenue growth was primarily driven by higher volumes in core processing activity and payment transactions. Metavante’s total revenue growth for the year ended December 31, 2007 as compared to the year ended December 31, 2006, excluding acquisitions (“organic revenue growth”) was approximately 4%. To determine the estimated organic growth rate, Metavante adjusts its prior year revenue for the acquisitions as if they had been consummated on January 1 of the prior year.

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

Selling, General and Administrative Expense

Selling, general and administrative expense remained relatively consistent at $233.4 million for the year ended December 31, 2007, compared to $234.2 million for the year ended December 31, 2006. Selling, general and administrative expenses, as a percentage of revenue, decreased to 14.6% for the year ended December 31, 2007, compared to 15.6% for the year ended December 31, 2006. The decrease as a percentage of revenue is attributable to a legal reserve recorded in 2006 as described in Note 17 of the Notes to the Consolidated Financial Statements.

Impairment Charges

Impairment charges for the year ended December 31, 2007 were $129.5 million. The impairment charges relate to goodwill and certain long-lived assets within the Image solutions group. See Note 7 of the Notes to Consolidated Financial Statements for further information.

Transaction Costs

Costs related to the Separation Transaction totaled $19.6 million for the year ended December 31, 2007. The costs relate primarily to the expense associated with the granting and conversion of equity compensation and legal and other professional fees associated with the Separation Transaction.

Income From Operations

Income from operations decreased $119.1 million, or 44%, to $152.9 million for the year ended December 31, 2007, compared to $272.0 million for the year ended December 31, 2006. This decrease is attributable to the impairment charge of $129.5 million and transaction costs of $19.6 million recognized during 2007. After adjusting for these items, the remaining increase in income from operations as a percentage of revenue was largely due to efforts by management to control costs and volume leverage.

Net Interest Expense

Interest expense, net of interest income, increased $12.2 million, or 43%, to $40.9 million for the year ended December 31, 2007, compared to $28.7 million for the year ended December 31, 2006. The increase was due to the borrowings in connection with the Separation Transaction.

Net Gains Related to Firstsource

During the year ended December 31, 2007, Metavante recorded $6.9 million in pre-tax gains related to Metavante’s investment in Firstsource. See Note 4 of the Notes to Consolidated Financial Statements for further information.

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

Provision for Income Taxes

The provision for income taxes was $70.5 million for the year ended December 31, 2007, compared to $80.4 million for the year ended December 31, 2006. The effective tax rate was 58.8% for the year ended December 31, 2007, compared to 33.4% for the year ended December 31, 2006. The tax rate for the year ended December 31, 2007, increased as only a small portion of the $101.1 million goodwill impairment charge was deductible for tax purposes. The year ended December 31, 2006, includes income tax benefits that were recognized for the integration and realignment of Metavante subsidiaries that resulted in a lower provision for income taxes.

Net Income

Net income for the year ended December 31, 2007 was $49.5 million, compared to $160.1 million for the year ended December 31, 2006, due to the reasons stated above.

Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA)

EBITDA decreased $98.3 million, or 24%, to $315.3 million for the year ended December 31, 2007, compared to $413.6 million for the year ended December 31, 2006. EBITDA, as a percentage of revenue, was 19.7% for the year ended December 31, 2007, compared to 27.5% for the year ended December 31, 2006. The year ended December 31, 2007 included a $6.9 million net gain on Firstsource, $129.5 million in impairment charges and $19.6 million in transaction costs. The impact of the 2007 items, as a percentage of revenue, was 8.9%. The remaining increase in EBITDA, as a percentage of revenue, was due to efforts by management to control costs and volume leverage.

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

FSG—The Financial Solutions Group includes the following solutions: banking, commercial treasury, eBanking, risk and compliance, sales and service, and wealth management. FSG offers a comprehensive suite of technology and business services that are critical to a financial institution’s ability to attract, expand and service existing and prospective customers.

PSG—The Payment Solutions Group includes the following solutions: acquiring, issuing, image, payment network, ePayment and healthcare payment. PSG offers a comprehensive suite of payment products and services, including credit, debit and prepaid debit card management and national payments networks in NYCE, as well as specialized solutions to facilitate government and healthcare payments.

Corporate—Net Corporate/other expenses include human resources, legal, finance and accounting, share-based compensation, acquisition intangible amortization, transaction-related costs, interest and various other unallocated overhead charges. These costs are not allocated to the segments when Metavante management evaluates segment performance.

Metavante evaluates the performance of its segments based on their respective revenues and segment operating income. The following table shows summarized financial information for each of Metavante’s two business segments for the years ended December 31, 2008, 2007, and 2006:

	FSG	PSG	Total
	(in millions)
Year ended December 31, 2008
Revenue	$664.6	$1,042.7	$1,707.3
Expenses	510.0	715.4	1,225.4

Segment Operating Income	$154.6	$327.3	481.9

Net Corporate/Other Expenses			251.2

Income Before Income Taxes			$230.7

Year ended December 31, 2007
Revenue	$636.2	$961.9	$1,598.1
Expenses	481.6	685.1	1,166.7

Segment Operating Income	$154.6	$276.8	431.4

Net Corporate/Other Expenses			311.4

Income Before Income Taxes			$120.0

Year ended December 31, 2006
Revenue	$614.5	$889.7	$1,504.2
Expenses	470.1	632.9	1,103.0

Segment Operating Income	$144.4	$256.8	401.2

Net Corporate/Other Expenses			160.7

Income Before Income Taxes			$240.5

Comparison of the Years Ended December 31, 2008 and December 31, 2007

Revenue

Revenue for FSG increased $28.4 million, or 4%, to $664.6 million for the year ended December 31, 2008, as compared to $636.2 million for the year ended December 31, 2007. The revenue growth was driven by higher core processing activity and higher professional services revenue.

Revenue for PSG increased $80.8 million, or 8%, to $1,042.7 million for the year ended December 31, 2008, as compared to $961.9 for the year ended December 31, 2007. Revenue growth was driven by higher payment transaction volumes and software-related revenue. Additionally, acquisitions completed during 2008 contributed approximately one percentage point to the growth in revenue.

Expenses

Expenses for FSG increased $28.4 million, or 6%, to $510.0 million for the year ended December 31, 2008, compared to $481.6 million for the year ended December 31, 2007. Expenses as a percentage of FSG revenue were 76.7% for 2008, compared to 75.7% for 2007. The increase in expenses as a percentage of revenue was driven by revenue mix and increased investments in product development, offset by higher volume.

Expenses for PSG increased $30.3 million, or 4%, to $715.4 million for the year ended December 31, 2008, compared to $685.1 million for the year ended December 31, 2007. Expenses as a percentage of PSG revenue were 68.6% for 2008, compared to 71.2% for 2007. The decrease in expenses as a percentage of revenue was driven by the benefits of cost actions taken in the Image solutions group during 2007 and operating leverage in other PSG solutions.

Net corporate/other expenses decreased $60.2 million to $251.2 million for the year ended December 31, 2008, compared to $311.4 million for the year ended December 31, 2007. The decrease in net corporate/other expenses is primarily attributable to the impairment and transaction-related costs that were incurred for the year ended December 31, 2007. See discussion below regarding 2007 net corporate/other expenses. The decrease in impairment and transaction-related costs were partially offset by an increase in net interest expense related to increased borrowings, the unrealized loss related to the warrants held by Metavante in a publicly-traded software company, and the decrease in the Staff Accounting Bulletin No. 51, “Accounting for Sales of Stock by a Subsidiary” gains or losses from the Firstsource investment.

Segment Operating Income

Segment operating income for FSG was unchanged at $154.6 million for the years ended December 31, 2008 and 2007. Segment operating margin was 23.3% in 2008 compared to 24.3% in 2007. The decrease in segment margin was driven by the higher expenses as a percentage of revenue as discussed above.

Segment operating income for PSG increased $50.5 million, or 18%, to $327.3 million for the year ended December 31, 2008, compared to $276.8 million for the year ended December 31, 2007. Segment operating margin was 31.4% for 2008, compared to 28.8% for 2007. The increase in segment margin was driven by the lower expenses as a percentage of revenue as discussed above.

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

Expenses

Expenses for FSG increased $11.5 million, or 2%, to $481.6 million for the year ended December 31, 2007, compared to $470.1 million for the year ended December 31, 2006. Expenses as a percentage of FSG revenue were 75.7% for 2007, compared to 76.5% for 2006. This reduction in expenses as a percentage of revenue was driven by volume leverage, cost productivity and a favorable revenue mix.

Expenses for PSG increased $52.2 million, or 8%, to $685.1 million for the year ended December 31, 2007, compared to $632.9 million for the year ended December 31, 2006. Expenses as percentage of revenue were 71.2% for 2007, compared to 71.1% for 2006. This slight increase in expenses as a percentage of PSG revenue was driven by unfavorable revenue mix and inflation, which offset cost productivity and volume leverage.

Net corporate/other expenses increased $150.7 million to $311.4 million for the year ended December 31, 2007, compared to $160.7 million for the year ended December 31, 2006. Details of Metavante’s net corporate/other expenses for the year ended December 31, 2007 is included below (in millions):

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

Liquidity and Capital Resources

Metavante broadly defines liquidity as its ability to generate sufficient cash flow from operating activities to meet its obligations and commitments. In addition, liquidity includes the ability to obtain appropriate debt and equity financing. The primary source of cash over the past three years has been from funds provided by operating activities and the issuance of debt. The primary uses of cash during the past three years were acquisitions and capital expenditures and, for the fiscal year 2007, the cash dividend paid in connection with the Separation Transaction. Historically, funds provided by operating activities have been sufficient to meet operating, debt service and capital expenditure requirements. Metavante expects future funds provided by operating activities to be sufficient to meet operating, debt service and capital expenditure requirements in the near term.

The following table shows Metavante’s sources and uses of funds for the years ended December 31, 2008, 2007, and 2006 (in millions):

	Years Ended December 31,
	2008	2007	2006
Net cash from operating activities	$302.5	$345.4	$292.4
Net cash from investing activities	(225.2)	(337.0)	(108.0)
Net cash from financing activities	9.6	(170.1)	(48.2)
Effect of exchange rate changes on cash and cash equivalents	(3.7)	3.0	—

Change in cash and cash equivalents	$83.2	$(158.7)	$136.2

Net Cash from Operating Activities

Metavante’s net cash from operating activities funded capital expenditures and acquisition activity during 2008. Net cash from operating activities during the year ended December 31, 2008 decreased by $42.9 million to $302.5 million, compared to $345.4 million for the year ended December 31, 2007. This decrease was driven by the impact of after-tax interest payments related to the revised capital structure from the Separation Transaction, which more than offset higher income from operations.

Net cash from operating activities during the year ended December 31, 2007 increased by $53.0 million to $345.4 million, compared to $292.4 million for the year ended December 31, 2006. This increase was driven by higher earnings (excluding non-cash impairment charges) and the timing of certain working capital items.

Net Cash from Investing Activities

Net cash from investing activities during the year ended December 31, 2008 decreased by $111.8 million to a cash outflow of $225.2 million, compared to a cash outflow of $337.0 million for the year ended December 31, 2007. Net cash from investing activities was impacted by an increase in funds used for acquisitions of $14.0 million for the year ended December 31, 2008, compared to the year ended December 31, 2007. In addition, the funds from processing certain types of transactions as described in Note 1 of the Notes to the Consolidated Financial Statements, decreased $119.9 million to a cash outflow of $17.9 million for the year ended December 31, 2008, compared to a cash outflow of $137.8 million for the year ended December 31, 2007. This amount can vary significantly from period to period.

Net cash from investing activities during the year ended December 31, 2007 increased by $229.0 million to a cash outflow of $337.0 million, compared to a cash outflow of $108.0 million for the year ended December 31, 2006. Net cash from investing activities was impacted by higher capital expenditures of $34.0 million, primarily due to investment in the global banking platform made during 2007. In addition, the funds from processing certain types of transactions as described in Note 1 of the Notes to the Consolidated Financial Statements, increased $138.8 million to a cash outflow of $137.8 million for the year ended December 31, 2007 compared to a cash inflow of $1.0 million for the year ended December 31, 2006. This amount can vary significantly from period to period. The funds used for acquisitions decreased $26.8 million for the year ended December 31, 2007 compared to the year ended December 31, 2006. The remaining increase of $13.2 million is driven by the maturity of $80.0 million of investments in 2006 partially offset by a $66.8 million equity investment in Firstsource in 2006.

Net Cash from Financing Activities

Net cash from financing activities increased $179.8 million to a cash inflow of $9.6 million for the year ended December 31, 2008, compared to a cash outflow of $170.1 million for the year ended December 31, 2007. The increase is primarily due to the net cash outflows of $318.1 million related to the Separation Transaction in

2007, which are summarized below. In addition, the change in payments held for third-party remittance as described in Note 1 of the Notes to the Consolidated Financial Statements decreased $124.1 million for the year ended December 31, 2008, compared to the year ended December 31, 2007. This amount can vary significantly from period to period.

Net cash from financing activities decreased $121.9 million to a cash outflow of $170.1 million for the year ended December 31, 2007, compared to a cash outflow of $48.2 million for the year ended December 31, 2006. In 2007, there were significant cash inflows and outflows related to the Separation Transaction. The following table summarizes those amounts (in millions):

Proceeds from issuance of debt	$1,750.0
Proceeds from issuance of stock	625.0
Dividend paid to M&I	(1,665.0)
Repayment of debt	(982.0)
Payment of debt and equity issuance costs	(46.1)

Net cash outflows resulting from Separation Transaction	$(318.1)

This net cash outflow was partially offset by a $221.0 million change in payments held for third-party remittance as described in Note 1 of the Notes to Consolidated Financial Statements. This amount can vary significantly from period to period.

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

The following is a reconciliation of cash provided from operating activities to free cash flow (in millions):

	Years ended December 31,
	2008	2007	2006
Net cash from operating activities	$302.5	$345.4	$292.4
Less capital expenditures:
Premises and equipment	31.4	43.2	37.4
Software and conversions	106.1	100.2	72.0

Free cash flow	$165.0	$202.0	$183.0

Metavante notes that its free cash flow, as a percentage of net income was in excess of 100% of net income in 2007 and 2006. This continued in 2008 as free cash flow as a percentage of net income was 112%. For 2007 and 2006 free cash flow as a percentage of net income was 408% and 115%, respectively.

Free cash flow decreased $37.0 million, or 18%, to $165.0 million for the year ended December 31, 2008, compared to $202.0 million for the year ended December 31, 2007. This decrease was driven by the impact of after-tax interest payments related to the revised capital structure from the Separation Transaction, which more than offset higher income from operations.

Free cash flow increased $19.0 million, or 10%, to $202.0 million for the year ended December 31, 2007, compared to $183.0 million for the year ended December 31, 2006. This increase was driven by higher earnings (excluding non-cash impairment charges) and an increase in the net change in working capital assets and liabilities between years, partially offset by higher capital expenditures between years. The higher capital expenditures were driven by Metavante’s investment in its global banking platform.

Metavante believes that its existing cash balances of $268.8 million, future cash flows from operations and borrowing programs will provide adequate sources of liquidity and capital resources to meet Metavante’s expected short-term liquidity needs and its long-term needs for the operations of its business, expected capital spending for the next 12 months and the foreseeable future and the satisfaction of these obligations and commitments.

Credit Facilities

On November 1, 2007, Metavante entered into a credit agreement which provides for a term loan facility in an aggregate principal amount of $1.75 billion and a revolving credit facility in an aggregate principal amount of $250 million. Metavante Technologies and each domestic subsidiary of Metavante Corporation guarantee Metavante Corporation’s obligations under the credit agreement.

The term loan facility matures on November 1, 2014 and the revolving credit facility matures on November 1, 2013. The term loan facility amortizes in nominal quarterly installments of $4.4 million (0.25% of the original principal) amount per year with the balance payable on the term loan facility maturity date. The commitments under the revolving facility terminate on its maturity date and any amounts owing thereunder are payable on that date.

The following table summarizes the annual principal payments of the term loan facility as of December 31, 2008:

Amount
2009	$17.5
2010	17.5
2011	17.5
2012	17.5
2013	17.5
2014	1,649.4

$1,736.9

Amounts drawn under the term loan facility bore annual interest at a 3-month LIBOR rate plus a margin of 1.75% (4.94% at December 31, 2008 and 6.66% at December 31, 2007). Amounts drawn under the revolving credit facility bear annual interest at either an adjusted LIBOR rate plus 1.625%, or an alternate base rate plus a margin of 0.625%. Interest rate margins for future periods are determined pursuant to a pricing grid based on Metavante’s consolidated leverage ratio: amounts drawn under the term loan facility will bear annual interest at either an adjusted LIBOR rate plus a margin ranging from 1.625% to 1.75%, or an alternative base rate plus a margin ranging from 0.625% to 0.75%; amounts drawn under the revolving credit facility will bear annual interest at either an adjusted LIBOR rate plus a margin ranging from 1.375% to 1.625%, or an alternate base rate plus a margin ranging from 0.375% to 0.625%.

Metavante Corporation’s obligations under the credit agreement are secured by a first priority security interest in substantially all of the assets of Metavante Technologies, Metavante Corporation and each domestic subsidiary of Metavante Corporation (whether now owned or subsequently acquired) including: (i) a pledge of all of the capital stock of Metavante Corporation, (ii) a pledge of all the capital stock or equity interests held by Metavante Technologies, Metavante Corporation or any subsidiary guarantor of Metavante Corporation (which pledge, in the case of any first-tier foreign subsidiary, is limited to 100% of the non-voting stock (if any) and 65% of the voting stock of such first-tier subsidiary), (iii) mortgages on all owned real property of Metavante Corporation and certain of its domestic subsidiaries, and (iv) security interests in substantially all personal property of Metavante Technologies, Metavante Corporation and each domestic subsidiary of Metavante Corporation, including inventory, accounts receivable, equipment, investment property, intellectual property, other general intangibles, intercompany notes and proceeds of the foregoing, in each case, with certain exceptions, pursuant to a security agreement (the “Guarantee and Collateral Agreement”) made by Metavante Technologies, Metavante Corporation and its domestic subsidiaries on November 1, 2007.

The credit agreement permits Metavante to add one or more incremental term facilities to the term loan facility and/or to increase commitments under the revolving credit facility up to $350 million for all facilities if, at the time of such incurrence, Metavante is in pro forma compliance with the total leverage ratio test. A number of the terms of the incremental facility, including the interest rate to be charged thereon, would be subject to the agreement of Metavante and the lenders at a later date. Under the credit agreement, if the interest rate and fees applicable to the incremental term facilities is more than 0.25% higher than the interest rate applicable to the term loan, then the interest rate applicable to the term loan shall be adjusted to equal the incremental term facility interest rate minus 0.25%.

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

The consolidated leverage ratio is the ratio of consolidated total net debt to consolidated EBITDA, as defined in the credit agreement. Consolidated total net debt, as defined in the credit agreement, is the aggregate principal amount of all indebtedness of Metavante and its subsidiaries determined on a consolidated basis in accordance with GAAP net of unencumbered and unrestricted cash and cash equivalents. Consolidated EBITDA, as defined in the credit agreement, is consolidated net income plus income tax expense, consolidated interest expense, amortization of debt issuance costs, depreciation and amortization expense, and certain other non-cash charges included in computing consolidated net income, including, among others, any impairment charge or asset write-off related to intangible assets, long-lived assets, and investments in debt and equity securities pursuant to GAAP, all losses from investments recorded using the equity method, non-cash stock-based awards compensation, fees, costs and expenses incurred as part of transactions, and extraordinary, unusual or non-recurring cash expenses, cash losses or cash charges included in EBITDA for any period provided they do not exceed 5% of consolidated EBITDA for such a period.

As noted above, Metavante is subject to a consolidated leverage ratio covenant in its credit facility. As of December 31, 2008, the ratio must not exceed 4.50:1.00. Metavante’s consolidated leverage ratio as of December 31, 2008 was 2.9:1.00, which does not exceed the requirement at December 31, 2008. As of and during the year ended December 31, 2008, Metavante was in compliance with all covenants in its credit facility.

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

In the third quarter of 2008, Lehman Commercial Paper Inc. filed for protection under Chapter 11 of the United States Bankruptcy Code, as amended. Lehman Commercial Paper Inc. was a party to Metavante’s credit agreement dated November 1, 2007. Under the credit agreement, Metavante has a revolving credit facility commitment in an aggregate principal amount of $250 million. Lehman Brothers Commercial Bank holds $30 million of the revolving credit facility. Lehman Brothers Commercial Bank has informed Metavante that it will be unable to meet its commitment under the revolver and therefore, funding would not be received upon request. As a result, Metavante’s current availability under the revolving credit facility has been, in effect, reduced to $220 million.

Metavante has entered into several interest rate swaps in order to fix the interest rate on its outstanding debt over certain periods of time. A discussion of the interest rate swaps is as follows:

On November 26, 2007, Metavante entered into amortizing interest rate swaps with an initial notional value of $1.2 billion to mitigate the variability of cash flows in interest payments related to its variable rate debt. The swaps have a notional value of $1.2 billion through February 2010; $0.8 billion through February 2011; and $0.4 billion through February 2012. Under the terms of the swaps, Metavante is to pay a fixed interest rate of 3.865% per annum and receive 3-month LIBOR, with settlement dates of February 1, May 1, August 1, and November 1. The swaps will mature on February 1, 2012. The interest rate swaps initially qualified for hedge accounting in accordance with SFAS 133.

One of the November 26, 2007 interest rate swaps with an initial aggregate notional value of $600 million was entered into with Lehman Brothers Special Financing, Inc., which filed for protection under Chapter 11 of the United States Bankruptcy Code, as amended, in October 2008. The interest rate swap with Lehman Brothers Special Financing, Inc. was no longer designated as a cash flow hedge.

On January 30, 2008, Metavante entered into an interest rate swap with a notional value of $200 million with an effective date of February 1, 2008 and a termination date of February 1, 2012. Under the terms of the swap, Metavante is to pay a fixed interest rate of 3.436% per annum and receive 3-month LIBOR, with settlement dates of February 1, May 1, August 1 and November 1. The interest rate swap qualifies for hedge accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) as a cash flow hedge.

On October 30, 2008, Metavante entered into interest rate swaps with a total notional value of $900 million, an effective date of November 1, 2008 and a maturity date of February 1, 2010. Under the terms of the swaps, Metavante is to pay a fixed interest rate of 2.60% per annum and receive three-month LIBOR, with settlement dates of February 1, May 1, August 1 and November 1. The interest rate swaps qualify for hedge accounting in accordance with SFAS 133 as cash flow hedges.

The table below summarizes Metavante’s interest rate swaps designated as cash flow hedges in accordance with SFAS 133 as of December 31, 2008 (in millions):

Date Entered	Notional Amount	Swap Rate plus 1.75%	Maturity	Fair value, net of tax
November 2007	$600	5.6150%	February 2012	$(17.5	)(1)
January 2008	200	5.1860%	February 2012	(6.2)
October 2008	900	4.3475%	February 2010	(6.8)

	$1,700			$(30.5)

(1)	Notional value of $600 through February 2010; $400 through February 2011; and $200 through February 2012.

The following is a summary of Metavante’s credit ratings as of December 31, 2008:

Credit Rating Agency	Corporate Rating	Debt Rating	Outlook
Standard & Poor’s	BB	BB	Stable
Moody’s	Ba2	Ba2	Stable

There were no changes to Metavante’s credit ratings during 2008.

Contractual Obligations

Metavante’s primary contractual cash obligations have historically been long-term debt, operating leases including rent agreements and purchase obligations. The majority of Metavante’s operating leases are for facilities.

The following table is a summary of Metavante’s contractual cash obligations and commitments outstanding by future payment dates at December 31, 2008 (in millions):

	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt, including interest obligations (1)	$133.6	$243.0	$208.0	$1,731.9	$2,316.5
Operating leases	24.1	30.2	12.3	24.9	91.5
Purchase obligations (2)	94.6	0.4	0.2	—	95.2
Other obligations:
Postretirement benefit obligations	—	0.2	0.6	8.6	9.4
Commitments for capital expenditures	16.0	—	—	—	16.0

Total	$268.3	$273.8	$221.1	$1,765.4	$2,528.6

Note:	The timing of settlement of Metavante’s FIN 48 liabilities cannot reasonably be determined and are not included in the above table of contractual obligations. The total obligation as of December 31, 2008 is $10.8 million. See Note 10 of the Notes to the Consolidated Financial Statements of Metavante for additional information regarding FIN 48.

(1)	See “Credit Facilities” discussion herein for a description of Metavante’s long-term borrowings. The amounts shown in the table include interest on Metavante’s variable rate obligations and effect of interest rate swaps. The interest associated with variable rate obligations and the interest rate swaps is based upon rates in effect at December 31, 2008. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.

(2)	Purchase obligations reflect legally binding agreements entered into by Metavante to purchase goods that specify minimum quantities to be purchased.

Off-Balance Sheet Financing Arrangements

At December 31, 2008 and 2007, Metavante had no off-balance sheet financing arrangements.

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

Capitalized Software

Direct costs associated with the production of computer software that will be licensed externally or used in a service bureau environment are capitalized. Capitalization of such costs is subject to strict accounting policy criteria as governed by SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” or with Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” although the appropriate time to initiate capitalization requires management judgment. Once the specific capitalized project is put into service, the software cost is amortized over its estimated useful life, generally four years. Each quarter, Metavante performs net realizable value tests to ensure the assets are recoverable. Such tests require management judgment as to the future sales and profitability of a particular product which involves, in some cases, multi-year projections. Technology changes and changes in customer requirements can have a significant impact on the recoverability of these assets and can be difficult to predict. Should significant adverse changes occur, estimates of useful life may have to be revised or write-offs would be required to recognize impairment. For the years ended December 31, 2008 and 2007, the amount of software costs capitalized amounted to $65.6 million and $50.6 million, respectively. Amortization expense of software costs amounted to $51.5 million and $57.0 million (excluding impairments) for the years ended December 31, 2008 and 2007, respectively. As described in the Notes to the Consolidated Financial Statements contained herein, Metavante recorded an impairment charge relating to capitalized software in the amount of $10.4 million for the year ended December 31, 2007.

Net unamortized costs, which are included in net capitalized software and conversions in the Consolidated Balance Sheets, were $152.0 million and $134.5 million as of December 31, 2008 and 2007, respectively.

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

Account processing and related revenues are recognized as services are performed in accordance with the Securities Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”) and related interpretations. SAB 104 sets forth guidance as to when revenue is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed or determinable; and (4) collectability is reasonably assured. Processing services performed that have not been billed to clients are accrued based on estimates made by management. This estimate requires a significant amount of judgment related to estimates of expected volumes. Revenues from processing services are typically volume-based depending on factors such as the number of accounts processed and transactions processed.

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

Revenues attributable to the licensing of software are generally recognized upon delivery and performance of certain contractual obligations, provided that no significant vendor obligations remain and collection of the resulting receivable is deemed probable. In the event that significant vendor obligations exist, revenue is deferred until Metavante satisfies the obligations. In order to recognize license revenue, each element of an arrangement, or contract, must meet the above-mentioned SAB 104 criteria. If one or more of these criteria has not been satisfied, revenue is deferred until all criteria have been satisfied. License sales requiring an installation of the software are recognized based on the percentage of completion method.

Metavante’s software license agreements generally include multiple products and services or “elements.” SOP No. 97-2, “Software Revenue Recognition, as amended,” requires revenue earned from software arrangements involving multiple elements to be allocated to each element based on vendor-specific objective evidence (“VSOE”) of fair value. The allocation of revenue requires management to make certain judgments and estimates related to fair value of each element. Fair value is determined for license fees based upon the price charged when sold separately or, if the product is not yet sold separately, the price determined by management with relevant authority. In the event Metavante determines that VSOE does not exist for one or more of the delivered elements of a software arrangement, but does exist for all of the undelivered elements, revenue is recognized using the residual method allowed by SOP No. 98-9, “Software Revenue Recognition, with Respect to Certain Transactions”. Under the residual method, a residual amount of the total arrangement fee is recognized as revenue for the delivered elements after the established fair value of all undelivered elements has been deducted.

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

As of December 31, 2008 and 2007, goodwill was $1,310.1 million and $1,280.5 million, respectively. The process of determining whether or not an asset, such as goodwill, is impaired or recoverable relies on projections of future cash flows, operating results and market conditions. Such projections are inherently uncertain and, accordingly, actual future cash flows may differ materially from projected cash flows. In evaluating the recoverability of goodwill, we perform an annual goodwill impairment test on our reporting units based on an analysis of the discounted future net cash flows generated by the reporting units’ underlying assets. Metavante’s reporting units are businesses one level below the operating segment for which discrete financial information is prepared and regularly reviewed by management. We completed our annual goodwill impairment test on our reporting units as of June 30, 2008 and determined that each of our reporting units had a fair value in excess of its carrying value. For the year ended December 31, 2007, Metavante performed an additional goodwill test in the fourth quarter due to its completed separation from M&I and an adverse change in the business climate for the Image solutions group (“Image”), and determined the goodwill as well as certain long-lived assets of Image were impaired. The financial outlook for Image was reduced due to an underperformance of license sales in the second half of 2007, a lowering of Image’s financial forecasts for 2008 as part of the annual planning cycle completed in the fourth quarter, and an expectation that spending could be constrained by Metavante’s customers due to the difficult environment faced by financial institutions. After evaluating the foregoing and its impact on the fair value of Image, Metavante recorded an impairment charge of $101.1 million impairment in the carrying value of its goodwill.

Such analyses are particularly sensitive to changes in estimates of future net cash flows and discount rates. Changes to these estimates might result in material changes in the fair value of the reporting units and determination of the recoverability of goodwill which may result in charges against earnings and a reduction in the carrying value of our goodwill.

As of December 31, 2008 and 2007, intangible assets were $260.3 million and $280.0 million respectively, which consist primarily of purchased customer relationships and trademarks. The valuation of these assets involves significant estimates and assumptions concerning matters such as customer retention, future cash flows and discount rates. If any of these assumptions change, it could affect the carrying value of these assets. Purchased customer relationships and trademarks are amortized over their estimated useful lives using the straight-line method. As part of the revised Image financial outlook discussed above as well as a revised financial outlook in certain other business lines, Metavante recorded an impairment charge on its intangible assets of $14.4 million for the year ended December 31, 2007. No impairment charge was recorded for the year ended December 31, 2008.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) replaces SFAS 141 and provides greater consistency in the accounting and financial reporting of business combinations. SFAS 141(R) requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction and any non-controlling interest in the acquiree at the acquisition date and be measured at the fair value as of that date. This includes the measurement of the acquirer’s shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance and deferred taxes. SFAS 141(R) is effective for Metavante on January 1, 2009 and is to be applied prospectively. However, under the transition provisions of SFAS 141(R), the new requirements related to income tax accounting in business combinations apply to all business combinations, regardless of the consummation date. SFAS 141(R) may have a significant impact to Metavante depending on the nature and type of future business combinations.

In December 2007, the FASB issued No. 160, “Noncontrolling Interest in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards that require noncontrolling interests to be reported as a component of equity, changes in parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. SFAS 160 is effective for Metavante on January 1, 2009 and is to be applied prospectively, except for the presentation and disclosure requirements which are to be applied retrospectively. SFAS 160 is not expected to have a material impact to Metavante’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for Metavante on January 1, 2009. Metavante does not believe that SFAS 161 will have a material impact on its financial statements.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Asset” (“SFAS 142”). More specifically, FSP FAS 142-3 removes the requirement under paragraph 11 of SFAS 142 to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions and instead, requires an entity to consider its own historical experience in renewing similar arrangements. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for Metavante on January 1, 2009 and is to be applied prospectively. Metavante does not believe that FSP FAS 142-3 will have a material impact on its financial statements.

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

In November 2008, the FASB issued EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”). EITF 08-6 considers the effects of SFAS 141(R) and SFAS 160 on an entity’s application of equity method accounting. EITF 08-6 provides consensus on the application of certain equity method accounting guidance because of the significant changes to the guidance on business combinations and subsidiary equity transactions and the increased use of fair value measurements. EITF 08-6 is effective for Metavante on January 1, 2009 and is to be applied prospectively. Metavante does not believe that EITF 08-6 will have a material impact on its financial statements.

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

Metavante is exposed to potential gains and losses from foreign currency fluctuations affecting investments and earnings denominated in foreign currencies. Our primary exposure is to changes in the exchange rate for the United States dollar versus the Canadian dollar, Indian rupee, and British pound. Fluctuations in the United States dollar exchange rate did not have a material effect on our financial condition and results of operations for 2008. Metavante has not used derivative financial instruments to manage foreign currency exchange rate risk.

Metavante is subject to interest rate market risk in connection with our long-term debt. As of December 31, 2008, Metavante had approximately $1.74 billion of borrowings with variable interest rates under its term loan facility. A change in the estimated interest rate up or down by 1% will increase or decrease earnings before provision for income taxes by approximately $17.4 million on an annual basis, without considering the effect of any interest rate swap agreements we may have from time to time.

Metavante enters into interest rate swaps to remove the volatility associated with interest rate changes. As of December 31, 2008, Metavante fixed the interest rate on $1.7 billion of its $1.74 billion of outstanding debt. The table below summarizes Metavante’s interest rate swaps designated as cash flow hedges in accordance with SFAS 133 as of December 31, 2008 (in millions):

Date Entered	Notional Amount	Swap Rate plus 1.75%	Maturity	Fair value, net of tax
November 2007	$600	5.6150%	February 2012	$(17.5	)(1)
January 2008	200	5.1860%	February 2012	(6.2)
October 2008	900	4.3475%	February 2010	(6.8)

	$1,700			$(30.5)

(1)	Notional value of $600 through February 2010; $400 through February 2011; and $200 through February 2012.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Metavante Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Metavante Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Metavante Technologies, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin

February 17, 2009

METAVANTE TECHNOLOGIES, INC.

Consolidated Balance Sheets

As of December 31, 2008 and 2007

(In thousands)

	2008	2007
Assets
Current Assets:
Cash and cash equivalents	$268,781	$185,528
Restricted funds	404,155	386,250
Accounts receivable, net	135,783	127,859
EFD processing receivables	78,995	110,788
Unbilled revenues	120,351	109,632
Deferred income taxes	33,821	37,638
Other current assets	57,102	55,813

Total current assets	1,098,988	1,013,508
Capitalized software and conversions, net	258,300	232,743
Premises and equipment, net	136,003	138,040
Goodwill and other intangibles, net	1,570,430	1,560,141
Other assets	93,251	155,567

Total	$3,156,972	$3,099,999

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$17,500	$13,164
Accounts payable	28,279	23,754
Accrued compensation and related benefits	48,469	48,048
Accrued expenses	160,849	180,956
Payments held for third party remittance	402,252	383,851
Deferred revenues	158,288	160,542
Other current liabilities	9,489	46,142

Total current liabilities	825,126	856,457
Long-term debt	1,719,380	1,736,883
Deferred income taxes	140,655	159,225
Other long-term liabilities	95,358	33,962

Total liabilities	2,780,519	2,786,527
Minority interest	15,426	14,121
Commitments and Contingencies—See Note 17
Shareholders’ Equity:
Preferred stock, $0.01 par value-authorized, 5,000 shares; no shares issued	—	—
Common stock, $0.01 par value-authorized, 200,000 shares; issued and outstanding, 119,815 and 119,117 shares, respectively	1,198	1,191
Treasury stock, at cost, 37 and 0 shares, respectively	(650)	—
Additional paid-in capital	1,482,634	1,462,050
Retained deficit	(1,023,542)	(1,170,892)
Accumulated other comprehensive (loss) income	(98,613)	7,002

Total shareholders’ equity	361,027	299,351

Total	$3,156,972	$3,099,999

See notes to the consolidated financial statements

METAVANTE TECHNOLOGIES, INC.

Consolidated Statements of Income

For the Years Ended December 31, 2008, 2007, and 2006

(In thousands, except per share data)

	2008	2007	2006
Processing and services revenue	$1,707,268	$1,598,123	$1,504,178
Expenses:
Cost of processing and services	1,118,543	1,062,724	998,041
Selling, general and administrative	251,115	233,405	234,170
Impairment charges	—	129,451	—
Transaction costs	—	19,647	—

Total expenses	1,369,658	1,445,227	1,232,211

Income from operations	337,610	152,896	271,967
Other non-operating income (expense):
Interest income	2,452	15,872	14,734
Interest expense	(106,004)	(56,760)	(43,365)
Net (losses) gains related to Firstsource	(1,085)	6,856	—
Other	(2,313)	1,176	(2,853)

Income before income taxes	230,660	120,040	240,483
Provision for income taxes	83,310	70,589	80,359

Net income	$147,350	$49,451	$160,124

Net earnings per share: (1)
Basic	$1.24	$0.42	—
Diluted	$1.23	$0.41	—

Weighted average shares: (2)
Basic	119,125	118,912	—
Diluted	119,949	119,883	—

(1)	Net earnings per share was not calculated for the year ended December 31, 2006 as Metavante Corporation was a wholly-owned subsidiary of Marshall & Ilsley Corporation.

(2)	Weighted average common shares for the year ended December 31, 2007, was calculated from November 2, 2007 through December 31, 2007, which represents the actual number of days that shares of Metavante common stock were publicly traded following completion of the Separation Transaction.

See notes to the consolidated financial statements

METAVANTE TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2008, 2007, and 2006

(In thousands)

	2008	2007	2006
Operating Activities:
Net income	$147,350	$49,451	$160,124
Adjustments to reconcile net income to net cash from operating activities:
Depreciation of premises and equipment	38,671	40,520	40,882
Amortization	108,705	113,863	103,559
Amortization of debt issuance costs	7,428	1,035	—
Impairment charges	—	129,451	—
Deferred income taxes	7,052	(25,481)	8,865
Stock-based compensation expense	13,489	21,125	8,104
Excess tax deficit (benefit) from stock-based compensation arrangements	216	(4,255)	(1,940)
Net loss (gain) related to Firstsource	1,085	(6,856)	—
Other non-cash items	4,714	2,628	1,777
Changes in assets and liabilities—net of effect from acquisitions of businesses and foreign currency adjustments:
Accounts receivable	(2,753)	(5,057)	(7,190)
EFD processing receivables	31,999	(60,177)	(18,969)
Unbilled revenues	(10,389)	(11,128)	(12,307)
Other assets	(1,944)	(7,019)	(2,121)
Accounts payable and accrued liabilities	3,931	58,836	18,335
Deferred revenues	(4,345)	25,018	(7,524)
Other liabilities	(42,673)	23,471	827

Net cash from operating activities	302,536	345,425	292,422

Investing Activities:
Capital expenditures for premises and equipment	(31,435)	(43,248)	(37,362)
Capital expenditures for capitalized software and conversion costs	(106,066)	(100,189)	(72,059)
Purchase of equity investment	—	—	(66,777)
Purchase of short-term investments	—	—	(190,000)
Maturity of short-term investments	—	—	270,000
Change in restricted funds	(97,905)	(167,791)	696
Purchases of restricted CD’s	(50,000)	(50,000)	(150,000)
Maturities of restricted CD’s	130,000	80,000	220,000
Acquisitions-net of cash acquired	(69,784)	(55,771)	(82,554)

Net cash from investing activities	(225,190)	(336,999)	(108,056)

Financing Activities:
Repayment of debt and capital lease obligations	(13,167)	(982,348)	(2,647)
Change in payments held for third party remittance	18,401	142,527	(78,446)
Excess tax (deficit) benefit from stock-based compensation arrangements	(216)	4,255	1,940
Capital contributions from M&I for acquisitions	—	—	35,000
Dividend paid to M&I	—	(1,665,000)	(4,000)
Proceeds from issuance of debt	—	1,750,000	—
Payment of debt issuance costs	—	(23,731)	—
Proceeds from issuance of common stock	—	625,000	—
Payment of equity issuance costs	—	(22,340)	—
Proceeds from stock options and stock purchase right	4,623	1,508	—

Net cash from financing activities	9,641	(170,129)	(48,153)

Effect of exchange rate changes on cash and cash equivalents	(3,734)	2,990	—

Change in cash and cash equivalents	83,253	(158,713)	136,213
Cash and cash equivalents—beginning of period	185,528	344,241	208,028

Cash and cash equivalents—end of period	$268,781	$185,528	$344,241

Supplemental Cash Flow Information
Cash paid in the period for:
Interest	$103,416	$37,317	$43,365

Income taxes	$82,018	$66,422	$85,719

Noncash transactions—capital contributions received from M&I	$—	$18,324	$23,190

See notes to the consolidated financial statements

METAVANTE TECHNOLOGIES, INC.

Consolidated Statements of Shareholders’ Equity

For the Years Ended December 31, 2008, 2007, and 2006

(In thousands)

	Comprehensive Income			Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
		Common Stock
		Shares	Amount
Balance at December 31, 2005		87,000	$870	$—	$746,264	$288,533	$—	$1,035,667
Net income	$160,124	—	—	—	—	160,124	—	160,124
Adjustment to initially apply FASB								—
Statement No. 158, net of tax	—	—	—	—	—	—	2,109	2,109

Comprehensive income	$160,124

Capital contribution received from M&I		—	—	—	58,190	—	—	58,190
Dividend paid to M&I		—	—	—	—	(4,000)	—	(4,000)
Stock based compensation expense		—	—	—	8,104	—	—	8,104
Excess tax benefit on stock option exercises		—	—	—	1,940	—	—	1,940

Balance at December 31, 2006		87,000	870	—	814,498	444,657	2,109	1,262,134
Net income	$49,451	—	—	—	—	49,451	—	49,451
Currency translation adjustment	5,762	—	—	—	—	—	5,762	5,762
Fair value of interest rate swaps, net of tax	(224)	—	—	—	—	—	(224)	(224)
Change in unrecognized postretirement gains, net of tax	(645)	—	—	—	—	—	(645)	(645)

Comprehensive income	$54,344

Retirement of common stock		(87,000)	(870)	—	870	—	—	—
Stock issued in connection with separation including equity contribution		118,884	1,189	—	623,811	—	—	625,000
Payment of equity issuance costs		—	—	—	(22,340)	—	—	(22,340)
Capital contribution received from M&I		—	—	—	18,324	—	—	18,324
Dividend paid to M&I		—	—	—	—	(1,665,000)	—	(1,665,000)
Restricted stock awards		140	1	—	(1)	—	—	—
Stock based compensation expense		—	—	—	21,125	—	—	21,125
Stock option exercises		93	1	—	1,508	—	—	1,509
Excess tax benefit on stock option exercises		—	—	—	4,255	—	—	4,255

Balance at December 31, 2007		119,117	$1,191	$—	$1,462,050	$(1,170,892)	$7,002	$299,351
Net income	$147,350	—	—	—	—	147,350	—	147,350
Currency translation adjustment	(23,402)	—	—	—	—	—	(23,402)	(23,402)
Fair value of interest rate swaps, net of tax	(32,529)	—	—	—	—	—	(32,529)	(32,529)
Unrealized losses in Firstsource investment, net of tax	(49,382)	—	—	—	—	—	(49,382)	(49,382)
Change in unrecognized postretirement gains, net of tax	(302)	—	—	—	—	—	(302)	(302)

Comprehensive income	$41,735

Restricted stock awards		383	4	—	2,041	—	—	2,045
Stock based compensation expense		—	—	—	13,489	—	—	13,489
Forfeitures of restricted stock		—	—	(546)	546			—
Stock option and stock purchase right exercises		315	3	(104)	4,724	—	—	4,623
Excess tax deficit on stock option exercises		—	—		(216)	—	—	(216)

Balance at December 31, 2008		119,815	$1,198	$(650)	$1,482,634	$(1,023,542)	$(98,613)	$361,027

See notes to the consolidated financial statements

METAVANTE TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements

For the years ended December 31, 2008, 2007 and 2006

(In thousands, except per share data)

1.	Summary of Significant Accounting Policies

Description of Business

Metavante Technologies, Inc. (which is sometimes referred to individually as “Metavante Technologies”) and its subsidiaries (“Metavante” or the “Company”), provide technology products, software and services to financial services firms and businesses in the United States and abroad. Metavante delivers banking and payments technologies to approximately 8,000 financial services firms and businesses worldwide. Metavante products and services drive account processing for deposit, loan and trust systems, image-based and conventional check processing, electronic funds transfer, consumer healthcare payments, electronic presentment and payment, outsourcing, and payment network solutions including the NYCE® Payment Network, an ATM/PIN debit network.

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

Revenue Recognition

Processing and services are primarily derived from account and transaction-based fees for data processing, professional services, software maintenance fees, buyout revenue and reimbursable costs such as postage. Processing and services also include product related revenues such as software license fees, card plastic revenues and equipment sales. These product revenues are less than 10% in the aggregate of total revenue.

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

For the years ended December 31, 2008, 2007 and 2006

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

Metavante’s software license agreements generally include multiple products and services or “elements.” Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition”, as amended, requires revenue earned from software arrangements involving multiple elements to be allocated to each element based on vendor-specific objective evidence (“VSOE”) of fair value. Fair value is determined for license fees based upon the price charged when sold separately or, if the product is not yet sold separately, the price determined by management with relevant authority. In the event Metavante determines that VSOE does not exist for one or more of the delivered elements of a software arrangement, but does exist for all of the undelivered elements, revenue is recognized using the residual method allowed by SOP No. 98-9, “Software Revenue Recognition, with Respect to Certain Transactions.” Under the residual method, a residual amount of the total arrangement fee is recognized as revenue for the delivered elements after the established fair value of all undelivered elements has been deducted.

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

For the years ended December 31, 2008, 2007 and 2006

(In thousands, except per share data)

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

Cash and Cash Equivalents

Cash equivalents are defined as short-term investment that have an original maturity of three months or less and are readily convertible into cash. Cash equivalents consist of overnight investments in an interest bearing account.

Restricted Funds

As part of processing certain types of transactions, Metavante earns interest from the time money is collected from its clients until the time payment is made to the appropriate payees. Such cash received from clients is restricted and segregated from operating funds. At December 31, 2008 and 2007, restricted funds consisted of the following:

	2008	2007
Cash and cash equivalents	$154,155	$256,250
Certificates of deposit	250,000	130,000

Total restricted funds	$404,155	$386,250

Certificates of deposit in general have an original maturity of three months or less and were issued by M&I. As of December 31, 2008, $200,000 of the certificates of deposit were collateralized by M&I with investment grade marketable securities. There were no realized gains or losses on the certificates of deposit for the years ended December 31, 2008, 2007, and 2006.

METAVANTE TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements—(continued)

For the years ended December 31, 2008, 2007 and 2006

(In thousands, except per share data)

Allowance for Doubtful Accounts

Metavante records an allowance for specific accounts receivable when is it probable that the accounts receivable will not be collected. Additional analysis is performed based on historical data and trends to determine the amount of additional allowance amounts that is required. The allowance for doubtful accounts was $13,775 and $14,679 at December 31, 2008 and 2007, respectively.

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

Capitalized Conversion Costs

Metavante capitalizes the direct costs associated with the conversion of clients’ processing systems to Metavante’s processing systems. Upon completion of the conversion, Metavante provides data processing services for the client. To the extent that such costs do not exceed deferred conversion revenue, the capitalized costs are recognized on the straight-line method over the expected customer relationship period, which is generally ten years. Costs that exceed deferred conversion revenue are recognized on the straight-line method over the contract term.

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

For the years ended December 31, 2008, 2007 and 2006

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

Identifiable intangibles that have been determined to have an indefinite useful life are not amortized but are subject to periodic tests for impairment. At December 31, 2008 and 2007, Metavante did not have any identifiable intangibles that have been determined to have an indefinite useful life.

FASB Statement No. 142 provides specific guidance for testing goodwill and indefinite lived intangible assets for impairment. Goodwill is tested for impairment at least annually using a two-step process that begins with an estimation of the fair value at the “reporting unit” level. Metavante’s reporting units are businesses one level below the operating segment level for which discrete financial information is prepared and regularly reviewed by management. The first step is a screen for potential impairment and the second measures the amount of the impairment, if any. There were no impairments in 2008 and 2006. Metavante recorded a goodwill impairment charge in 2007 of $101,126. See Note 7 for further discussion.

Impairment of Long-Lived Assets

Metavante has certain long-lived assets, such as computer mainframes, capitalized software and conversion costs, and other intangibles arising from acquired businesses. Metavante reviews its long-lived assets and intangibles for impairment in accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the future estimated undiscounted cash flows from the asset are less than the asset’s carrying amount, the asset is considered impaired. The asset-carrying amount is reduced to its estimated fair value in the period the asset is determined to be impaired. No impairment charges were recorded in 2008 and 2006. During 2007, Metavante recorded an impairment charge of $28,325 related to certain long-lived assets. See Note 7 for further discussion.

Deferred Financing Costs

Costs incurred with the issuance of long-term debt are capitalized and amortized over the life of the related debt agreements using an effective interest rate method. These costs are recorded on the Consolidated Balance Sheet as other long-term assets.

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

METAVANTE TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements—(continued)

For the years ended December 31, 2008, 2007 and 2006

(In thousands, except per share data)

Metavante accounts for tax positions in accordance with the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement process for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Equity Issuance Costs

Costs incurred with the issuance of equity are recorded as a reduction of additional paid-in capital in the Consolidated Statements of Shareholders’ Equity.

Earnings Per Share

Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated using weighted-average shares outstanding, adjusted for the dilutive effect of shares issuable upon the assumed exercise of Metavante’s common stock equivalents. Common stock equivalents consist of stock options, restricted stock, and the stock purchase right with WPM, L.P., a Delaware limited partnership (“WPM”) affiliated with Warburg Pincus Private Equity IX, L.P. (collectively “Warburg Pincus”).

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2008 and 2007:

	2008			2007
	Net Income (Numerator)	Average Shares (Denominator)	Per Share Amount	Net Income (Numerator)	Average Shares (a) (Denominator)	Per Share Amount
Basic earnings per share:
Income available to common shareholders	$147,350	119,125	$1.24	$49,451	118,912	$0.42

Effect of dilutive securities:
Stock options, restricted stock and other plans		676			728
Stock purchase right		148			243

Dilutive earnings per share:
Income available to common shareholders	$147,350	119,949	$1.23	$49,451	119,883	$0.41

(a)	Average shares was calculated from November 2, 2007, through December 31, 2007, which represents the actual number of days that shares of Metavante common stock were publicly traded in 2007 following completion of the Separation Transaction.

Earnings per share was not calculated for 2006 since Metavante was a wholly-owned subsidiary of M&I until November 1, 2007.

Metavante and Warburg Pincus entered into a Stock Purchase Right Agreement dated November 1, 2007 (See Note 2). Under the Stock Purchase Right Agreement, Warburg Pincus has the right to purchase shares of Metavante common stock in order to maintain its interest in the common shares of Metavante. The Stock

METAVANTE TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements—(continued)

For the years ended December 31, 2008, 2007 and 2006

(In thousands, except per share data)

Purchase Right Agreement relates to employee stock options that were outstanding immediately following the Separation Transaction. The stock purchase right may be exercised quarterly for one-third of the number of employee stock options existing immediately following the Separation Transaction that were exercised during the preceding quarter. Warburg Pincus’s stock purchase right is based on the exercise price of the options exercised. On August 21, 2008, Metavante and Warburg Pincus entered into an Amended and Restated Stock Purchase Right Agreement, which allows for net settlement of the quarterly purchase by Warburg Pincus.

The dilutive earnings per share calculation excludes stock options that are convertible into 7.6 million and 7.7 million common shares for the years ended December 31, 2008 and 2007, respectively, because their inclusion would have been anti-dilutive.

Treasury Stock

Metavante accounts for treasury stock under the cost method and includes treasury stock as a component of shareholders’ equity. Metavante obtained treasury stock during the year ended December 31, 2008 from forfeitures of unvested restricted stock.

Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income in the accompanying Consolidated Balance Sheets and Consolidated Statements of Shareholders’ Equity consists of the following as of December 31, 2008 and 2007:

	2008	2007
Unrecognized postretirement gains, net of tax	$1,162	$1,464
Fair value of interest rate swaps, net of tax	(30,460)	(224)
Foreign currency translation adjustments	(17,640)	5,762
Unrealized (losses) related to Firstsource investment, net of tax	(49,382)	—
De-designation of cash flow hedges, net of tax	(2,293)	—

Total accumulated other comprehensive (loss) income	$(98,613)	$7,002

Foreign Currency Translation

The financial statements of Metavante’s foreign operations are translated into United States dollars using the exchange rate at each balance sheet date for assets and liabilities, and revenues and expenses are translated at average exchange rates during the period. The effects of foreign exchange gains and losses arising from the translation of assets and liabilities of those operations where the functional currency is not the United States dollar are included as a component of Accumulated Other Comprehensive Income (“AOCI”) accounts within shareholders’ equity.

Derivative Financial Instruments

Metavante utilizes derivative financial instruments to mitigate the interest rate risk associated with its variable rate debt. Metavante recognizes all derivative instruments in the Consolidated Balance Sheets at their estimated fair value. On the date a derivative contract is entered into, Metavante designates the derivative a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized

METAVANTE TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements—(continued)

For the years ended December 31, 2008, 2007 and 2006

(In thousands, except per share data)

asset or liability (“cash flow” hedge). Metavante does not enter into derivatives for speculative purposes. Changes in the fair value of a derivative that qualifies as a cash flow hedge are recorded in other comprehensive income and are subsequently reclassified into earnings when the forecasted transaction affects earnings. The fair value of derivatives recorded in AOCI that are de-designated as hedges are reclassified into earnings using an appropriate amortization method. Additional discussion of derivative instruments is provided in Note 8.

Minority Interest

Minority interest in earnings of consolidated subsidiaries represents the minority shareholders’ share of the equity and after-tax net income or loss of consolidated subsidiaries. The minority interest included in the Consolidated Balance Sheets reflects the original investment by the minority shareholders’ in the consolidated subsidiaries, along with their proportionate share of the earnings and losses of the subsidiaries, net of dividends.

Stock-Based Compensation

In accordance with SFAS 123(R), “Share-Based Payment” (“SFAS 123(R)”), Metavante recognizes compensation costs on awards on a straight-line basis over the requisite service period for the entire award. SFAS 123(R) requires all share-based compensation to employees to be measured at their respective grant date fair values. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award using an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the options, the volatility of the underlying stock, expected dividends and the risk-free interest rate over the expected life of the option.

New Accounting Pronouncements

In December 2007, the FASB issued No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) replaces SFAS 141 and provides greater consistency in the accounting and financial reporting of business combinations. SFAS 141(R) requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction and any non-controlling interest in the acquiree at the acquisition date and be measured at the fair value as of that date. This includes the measurement of the acquirer’s shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance and deferred taxes. SFAS 141(R) is effective for Metavante on January 1, 2009 and is to be applied prospectively. However, under the transition provisions of SFAS 141(R), the new requirements related to income tax accounting in business combinations apply to all business combinations, regardless of the consummation date. SFAS 141(R) may have a significant impact to Metavante depending on the nature and type of future business combinations.

In December 2007, the FASB issued No. 160, “Noncontrolling Interest in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards that require noncontrolling interests to be reported as a component of equity, changes in parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. SFAS 160 is effective for Metavante on January 1, 2009 and is to be applied prospectively, except for the presentation and disclosure requirements which are to be applied retrospectively. SFAS 160 is not expected to have a material impact on Metavante’s financial statements.

METAVANTE TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements—(continued)

For the years ended December 31, 2008, 2007 and 2006

(In thousands, except per share data)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” (“SFAS 133”) with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for Metavante on January 1, 2009. Metavante does not believe that SFAS 161 will have a material impact on its financial statements.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Asset” (“SFAS 142”). More specifically, FSP FAS 142-3 removes the requirement under paragraph 11 of SFAS 142 to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions and instead, requires an entity to consider its own historical experience in renewing similar arrangements. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for Metavante on January 1, 2009 and is to be applied prospectively. Metavante does not believe that FSP FAS 142-3 will have a material impact on its financial statements.

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

In November 2008, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”). EITF 08-6 considers the effects of SFAS 141(R) and SFAS 160 on an entity’s application of equity method accounting. EITF 08-6 provides consensus on the application of certain equity method accounting guidance because of the significant changes to the guidance on business combinations and subsidiary equity transactions and the increased use of fair value measurements. EITF 08-6 is effective for Metavante on January 1, 2009 and is to be applied prospectively. Metavante does not believe that EITF 08-6 will have a material impact on its financial statements.

2.	Separation Transaction

For the year ended December 31, 2006 and the period between January 1, 2007 and October 31, 2007, Metavante was a wholly-owned subsidiary of Marshall & Ilsley Corporation (“M&I”).

On November 1, 2007, Metavante, M&I, Warburg Pincus, and others consummated an investment agreement pursuant to which:

•

M&I separated into two publicly-traded companies, Marshall & Ilsley Corporation and Metavante Technologies. The issued and outstanding common stock of Metavante Technologies was distributed 75% to M&I shareholders and the remaining 25% to Warburg Pincus;

METAVANTE TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements—(continued)

For the years ended December 31, 2008, 2007 and 2006

(In thousands, except per share data)

•	Warburg Pincus invested $625,000 in Metavante Technologies for an equity interest representing 25% of Metavante Technologies’ common stock;

•	Metavante Technologies and/or one or more of its subsidiaries incurred $1,750,000 of indebtedness; and

•

Metavante Corporation (which is sometimes referred to individually as “Metavante Corporation”) paid off $982,000 of intercompany indebtedness plus accrued and unpaid interest owed to M&I and Metavante Technologies paid a dividend to M&I of $1,665,000 in cash.

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

In connection with the Separation Transaction, Metavante incurred equity issuance costs of $22,340 for the year ended December 31, 2007. These costs include a transaction fee of $13,754 paid to Warburg Pincus and $8,586 for cash in lieu of fractional shares and other costs, which included professional service and due diligence fees. These costs were considered to be costs of raising equity and were recorded as a reduction to additional paid-in capital.

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

For the years ended December 31, 2008, 2007 and 2006

(In thousands, except per share data)

3.	Business Combinations and Divestitures

The results of operations for acquired companies are included in the Consolidated Financial Statements from the dates of acquisition. The following acquisition, which was not considered to be a material business combination, was completed during 2008.

On January 10, 2008, Metavante acquired all of the outstanding stock of Nomad Payments Limited (“Nomad”) for $57,200 in cash. Nomad, headquartered in London, United Kingdom, is a leading provider of prepaid and debit card processing and licensed software. Metavante now operates Nomad as Metavante Technologies Limited. Goodwill amounted to $38,172. The identifiable intangible asset to be amortized (customer relationships) with an estimated useful life of nine years amounted to $14,327. The goodwill and intangibles resulting from this acquisition are not deductible for tax purposes.

The following acquisitions, which are not considered to be material business combinations individually or in the aggregate, were completed during 2007.

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

The following acquisitions, which are not considered to be material business combinations individually or in the aggregate, were completed during 2006.

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

For the years ended December 31, 2008, 2007 and 2006

(In thousands, except per share data)

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

There was no in-process research and development acquired in any of the acquisitions completed by Metavante for the years ended December 31, 2008, 2007, and 2006.

4.	Investments

Metavante holds an interest in the common stock of Firstsource Solutions Limited (“Firstsource”), an Indian-based provider of business process outsourcing solutions. Metavante’s initial investment in 2006 resulted in a 24% interest in Firstsource. As a result of subsequent Firstsource equity transactions, Metavante’s interest was reduced to 20.0%. This investment was included in Other Assets on the Consolidated Balance Sheet and was accounted for using the equity method of accounting until November 2008. As of December 2008, certain provisions of the operating agreement between Metavante and Firstsource terminated, including the exclusivity arrangement between the two parties. As a result, Metavante no longer had significant influence over Firstsource, and therefore, the equity method of accounting was no longer appropriate. In accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” Metavante’s equity method value of its interest in Firstsource at the time that the equity method was no longer appropriate became its initial carrying value under SFAS 115.

Firstsource’s common stock is publicly traded on the National Stock Exchange of India Limited (“NSE”). As of December 31, 2008, Metavante recorded its interest in the common stock of Firstsource in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”) because the fair value is readily determinable from price quotations available from the NSE. Metavante classified its interest in Firstsource as an available-for-sale investment in accordance SFAS 115. Metavante’s interest in Firstsource was recorded at its readily determinable fair value, with unrealized gains and losses recorded in other comprehensive income (loss) until realized. As of December 31, 2008, Metavante’s interest in Firstsource was summarized as follows:

	Gross
Carrying Value	Unrealized Gains	Unrealized Losses	Estimated Fair Value
$75,312	$—	$52,778	$22,534

Metavante and two other shareholders own 68% of Firstsource. Metavante did not sell any portion of its investment in Firstsource during 2008, 2007, and 2006.

As of December 31, 2008, Metavante assessed its interest in Firstsource for impairment in accordance with SFAS 115 and FASB Staff Position Nos. 115-1 and 124-1, “The Meaning of Other-Than-Temporary and its Application to Certain Investment”. The fair value of Metavante’s interest in Firstsource has been lower than its carrying value only since September 2008. Metavante determined that the decline in fair value below its carrying value of its interest in Firstsource is temporary and therefore, no impairment was recorded as of December 31, 2008.

METAVANTE TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements—(continued)

For the years ended December 31, 2008, 2007 and 2006

(In thousands, except per share data)

In reaching this decision, Metavante considered available evidence including the following factors: 1) Firstsource’s reported and projected financial results have not changed significantly despite the economic downturn, 2) Metavante calculated a fair value of Firstsource utilizing a discounted cash flow model premised on these projected financial results that exceeded Metavante’s carrying value of its investment, 3) the recent economic environment caused the Indian stock market to decrease for reasons not related to Firstsource’s operating results, 4) Metavante does not consider the four-month length of time that Firstsource’s market value has been below the carrying value to be adequate to conclude that the market value of Firstsource will not recover to its carrying value, and 5) Metavante has the intent and ability is to hold its interest in Firstsource for a sufficient period of time to allow for a recovery of Firstsource’s market value or the exploration of options in realizing the value of Firstsource. Based on the reasons above, Metavante determined Firstsource’s recent decrease in its stock price is not other-than-temporary and an impairment charge was not recorded during fiscal 2008. The operating results of Firstsource will be monitored closely to ensure the fair value calculated using the discounted cash flow model remains above Metavante’s carrying value. An unfavorable change in Firstsource’s underlying operating results, the market value of Firstsource remaining at its current level for an extended period of time, or an event that determines a different valuation could result in Metavante concluding the impairment is other-than-temporary.

During 2007, Firstsource offered 60 million new shares of common stock at $1.45 per share in a public offering which yielded $86.9 million of cash proceeds to Firstsource. Under the provisions of Staff Accounting Bulletin No. 51, “Accounting for Sales of Stock by a Subsidiary,” when an investee issues shares of its common stock, the investor should recognize a gain or loss in the same manner as if the investor has sold a portion of its investment. Subject to certain criteria of SAB 51, the resulting gain or loss can be recognized in the consolidated income statements or reflected as a capital transaction in consolidated shareholders’ equity at the option of Metavante, and the accounting treatment selected is to be followed consistently for all future gains or losses. Metavante elected to recognize the initial gain of $8,028 in the Consolidated Statement of Income in the first quarter of 2007. During the periods that Metavante investment was accounted for under the equity method, all SAB 51 gains or losses were recognized in the consolidated statement of income. As a result of Firstsource’s equity transactions, Metavante recognized a net loss of $1,085 for the year ended December 31, 2008 and a net gain of $6,856 for the year ended December 31, 2007. Deferred income taxes have been provided on the gains and losses.

5.	Purchased and Capitalized Software and Conversion Costs

Purchased and capitalized software and conversion costs at December 31, 2008 and 2007, are summarized as follows:

	2008	2007
Purchased software—net	$63,791	$57,090
Capitalized software—net	152,013	134,509
Capitalized conversion—net	42,496	41,144

	$258,300	$232,743

METAVANTE TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements—(continued)

For the years ended December 31, 2008, 2007 and 2006

(In thousands, except per share data)

Amounts reflected on the consolidated financial statements during the years ended December 31, 2008, 2007, and 2006, are as follows:

	2008	2007	2006
Costs capitalized:
Purchased software	$25,332	$39,264	$13,292

Capitalized software costs and conversions:
Capitalized software development costs	$36,700	$11,983	$15,567
Capitalized internal software development costs	28,940	38,575	31,567
Capitalized conversion costs	15,094	10,367	11,633

Total	$80,734	$60,925	$58,767

Amortization expense (excluding impairments):
Amortization of purchased software	$13,703	$13,900	$13,985
Amortization of capitalized software development costs	14,383	21,242	19,848
Amortization of capitalized internal software development costs	37,146	35,749	32,928
Amortization of capitalized conversion costs	13,743	14,403	10,068

Total	$78,975	$85,294	$76,829

See Note 7 for discussion on impairment charges related to capitalized software of $10,422 recorded during 2007.

The estimated amortization expense of purchased software, capitalized software, and conversion costs in the next five years is as follows:

2009	$75,333
2010	61,964
2011	42,581
2012	27,971
2013	12,369

6.	Premises and Equipment

Premises and equipment at December 31, 2008 and 2007, are summarized as follows:

	2008	2007
Land and improvements	$2,445	$2,481
Buildings	107,937	110,123
Computer and other equipment	283,863	271,847
Construction in progress	3,905	3,500

	398,150	387,951
Less accumulated depreciation	(262,147)	(249,911)

	$136,003	$138,040

METAVANTE TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements—(continued)

For the years ended December 31, 2008, 2007 and 2006

(In thousands, except per share data)

Depreciation expense was $38,671, $40,520, and $40,882, for the years ended December 31, 2008, 2007, and 2006, respectively.

7.	Goodwill and Other Intangibles

The changes in the carrying amount of goodwill by segment were as follows:

	Financial Solutions Group	Payment Solutions Group	Total
Goodwill balance as of December 31, 2006	$388,051	$942,225	$1,330,276
Goodwill acquired during the period	—	33,084	33,084
Purchase accounting adjustments and other	12,664	5,648	18,312
Impairment charge	—	(101,126)	(101,126)

Goodwill balance as of December 31, 2007	400,715	879,831	1,280,546
Goodwill acquired during the period	—	43,476	43,476
Purchase accounting adjustments and other	87	(14,007)	(13,920)

Goodwill balance as of December 31, 2008	$400,802	$909,300	$1,310,102

SFAS 142 provides specific guidance for testing goodwill and indefinite lived intangible assets for impairment. Goodwill is tested for impairment at least annually using a two-step process that begins with an estimation of fair value at the “reporting unit” level. Metavante’s reporting units are businesses one level below the operating segment level for which discrete financial information is prepared and regularly reviewed by management. The first step screens for potential impairment and the second measures the amount of the impairment. Metavante performed a goodwill impairment test in the second quarter of 2008 and concluded that there was no impairment.

During the fourth quarter of 2007, Metavante performed a goodwill impairment test in accordance with SFAS 142 due to the separation from M&I and an adverse change in the business climate for the Image solutions group (“Image”). The financial outlook for Image was reduced due to an underperformance of license sales in the second half of 2007, a lowering of Image’s financial forecasts for 2008 as part of the annual planning cycle completed in the fourth quarter, and an expectation that spending could be constrained by Metavante’s customers due to the difficult environment faced by financial institutions. This resulted in a reduced long-term financial outlook for Image. After evaluating the reduced financial outlook and its impact on the fair value of Image, Metavante recorded an impairment charge of $101,126 to reduce the value of Image’s goodwill in the fourth quarter of 2007.

During the fourth quarter of 2007, Metavante also performed a SFAS 144 impairment test on the long-lived assets within Image. The reduced financial outlook also resulted in the impairment of certain long-lived assets. An impairment charge of $14,516 was recorded related to capitalized software costs and a customer relationship intangible asset within Image.

The remaining 2007 impairment charges relate to other long-lived assets and consist of the following: a charge of $6,812 for a customer relationship intangible asset recorded in connection with Metavante’s acquisition of the GHR Systems, Inc. business unit due to lower than expected volumes in the mortgage industry and a charge of $6,997 relating primarily to capitalized software costs for certain products for which Metavante discontinued future marketing efforts on those products.

METAVANTE TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements—(continued)

For the years ended December 31, 2008, 2007 and 2006

(In thousands, except per share data)

Purchase accounting adjustments are the adjustments to the initial goodwill recorded at the time an acquisition is completed. Such adjustments generally consist of adjustments to the assigned fair value of the assets acquired and liabilities assumed resulting from the completion of valuations, adjustments to initial estimates recorded for transaction costs or exit liabilities, if any, contingent consideration when paid or received from escrow arrangements at the end of the contractual contingency period, the reduction of goodwill allocated to sales transactions, and corresponding foreign currency translation adjustments. For 2008, the adjustments to goodwill primarily represent foreign currency translation adjustments offset by contingent consideration related to an acquisition.

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

As of December 31, 2008 and 2007, Metavante’s other intangible assets consist of the following:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Average Amortization Period (Years)
December 31, 2008
Customer Relationships	$352,779	$(100,692)	$252,087	14.83
Other	13,555	(5,314)	8,241	15.02

Total	$366,334	$(106,006)	$260,328

December 31, 2007
Customer Relationships	$341,527	$(71,314)	$270,213	15.03
Other	13,555	(4,173)	9,382	15.02

Total	$355,082	$(75,487)	$279,595

Amortization expense (excluding impairments) of other intangible assets amounted to $29,730, $28,570, and $26,730 for the years ended December 31, 2008, 2007, and 2006, respectively.

The estimated amortization expense of other intangible assets for the next five years is:

2009	$29,294
2010	29,085
2011	28,769
2012	27,562
2013	26,291

METAVANTE TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements—(continued)

For the years ended December 31, 2008, 2007 and 2006

(In thousands, except per share data)

8.	Debt and Capital Lease Obligations

Debt and capital lease obligations at December 31, 2008 and 2007, consist of the following:

	2008	2007
Term loan	$1,736,875	$1,750,000
Capital lease obligations	5	47

Total debt and capital lease obligations	1,736,880	1,750,047
Less current maturities	(17,500)	(13,164)

Total long-term debt and capital lease obligations	$1,719,380	$1,736,883

On November 1, 2007, Metavante Corporation entered into a credit agreement which provides for a term loan facility in an aggregate principal amount of $1,750,000 and a revolving credit facility in an aggregate principal amount of $250,000. Metavante Technologies, and each domestic subsidiary of Metavante Corporation guarantee Metavante Corporation’s obligations under the credit agreement.

During 2008, Lehman Commercial Paper Inc. filed for protection under Chapter 11 of the United States Bankruptcy Code, as amended. Lehman Commercial Paper Inc. was a party to Metavante’s credit agreement. Lehman Brothers Commercial Bank holds $30 million of the revolving credit facility. Lehman Brothers Commercial Bank has informed Metavante that it will be unable to meet its commitment under the revolver and therefore, funding would not be received upon request. As a result, Metavante’s current availability under the revolving credit facility has been, in effect, reduced to $220 million.

The term loan facility matures on November 1, 2014 and the revolving credit facility matures on November 1, 2013. The term loan facility amortizes in nominal quarterly installments of $4,375 (0.25% of the original principal amount thereof starting in the second full quarter after the closing date), with the balance payable on the term loan facility maturity date. The commitments under the revolving facility terminate on its maturity date and any amounts owing thereunder are payable on that date. As of December 31, 2008 and 2007, Metavante did not have an outstanding balance on the revolving credit facility.

Amounts drawn under the term loan facility bore annual interest at a 3-month LIBOR rate plus a margin of 1.75% (4.94% at December 31, 2008 and 6.66% at December 31, 2007). Amounts drawn under the revolving credit facility bear annual interest at either an adjusted LIBOR rate plus 1.625%, or an alternate base rate plus a margin of 0.625%. Interest rate margins for future periods are determined pursuant to a pricing grid based on Metavante’s consolidated leverage ratio: amounts drawn under the term loan facility will bear annual interest at either an adjusted LIBOR rate plus a margin ranging from 1.625% to 1.75%, or an alternative base rate plus a margin ranging from 0.625% to 0.75%; amounts drawn under the revolving credit facility will bear annual interest at either an adjusted LIBOR rate plus a margin ranging from 1.375% to 1.625%, or an alternate base rate plus a margin ranging from 0.375% to 0.625%.

Metavante Corporation’s obligations under the credit agreement are secured by a first priority security interest in substantially all of the assets of Metavante Technologies, Metavante Corporation and each domestic subsidiary of Metavante Corporation (whether now owned or subsequently acquired) including: (i) a pledge of all of the capital stock of Metavante Corporation, (ii) a pledge of all the capital stock or equity interests held by Metavante Technologies, Metavante Corporation or any subsidiary guarantor of Metavante Corporation (which pledge, in the case of any first-tier foreign subsidiary, is limited to 100% of the non-voting stock (if any) and

METAVANTE TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements—(continued)

For the years ended December 31, 2008, 2007 and 2006

(In thousands, except per share data)

65% of the voting stock of such first-tier subsidiary), (iii) mortgages on all owned real property of Metavante Corporation and certain of its domestic subsidiaries, and (iv) security interests in substantially all personal property of Metavante Technologies, Metavante Corporation and each domestic subsidiary of Metavante Corporation, including inventory, accounts receivable, equipment, investment property, intellectual property, other general intangibles, intercompany notes and proceeds of the foregoing, in each case, with certain exceptions, pursuant to a security agreement (the “Guarantee and Collateral Agreement”) made by Metavante Technologies, Metavante Corporation and its domestic subsidiaries on November 1, 2007.

The credit agreement permits Metavante to add one or more incremental term facilities to the term loan facility and/or to increase commitments under the revolving credit facility up to $350,000 for all facilities if, at the time of such incurrence, Metavante is in pro forma compliance with the total leverage ratio test. A number of the terms of the incremental facility, including the interest rate to be charged thereon, would be subject to the agreement of Metavante and the lenders at a later date. Under the credit agreement, if the interest rate and fees applicable to the incremental term facilities is more than 0.25% higher than the interest rate applicable to the term loan, then the interest rate applicable to the term loan shall be adjusted to equal the incremental term facility interest rate minus 0.25%.

The credit agreement contains a number of covenants restricting, among other things, dividends, liens, sale-leaseback transactions, loans and investments, debt, guarantees, hedging arrangements, mergers and acquisitions, asset sales, transactions with affiliates, changes in fiscal year, prepayments and modifications of subordinated debt instruments, and changes in lines of business. The credit agreement contains customary events of default. Metavante was in compliance with all covenants during 2008 and as of December 31, 2008.

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

The consolidated leverage ratio is the ratio of consolidated total net debt to consolidated EBITDA, as defined in the credit agreement. Consolidated total net debt, as defined in the credit agreement, is the aggregate principal amount of all indebtedness of Metavante and its subsidiaries determined on a consolidated basis in accordance with GAAP net of unencumbered and unrestricted cash and cash equivalents. Consolidated EBITDA, as defined in the credit agreement, is consolidated net income plus income tax expense, consolidated interest expense, amortization of debt issuance costs, depreciation and amortization expense, and certain other non-cash charges included in computing consolidated net income, including, among others, any impairment charge or asset write-off related to intangible assets, long-lived assets, and investments in debt and equity securities pursuant to GAAP, all losses from investments recorded using the equity method, non-cash stock-based awards compensation, fees, costs and expenses incurred as part of transactions, and extraordinary, unusual or non-recurring cash expenses, cash losses or cash charges included in EBITDA for any period provided they do not exceed 5% of consolidated EBITDA for such a period.

METAVANTE TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements—(continued)

For the years ended December 31, 2008, 2007 and 2006

(In thousands, except per share data)

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

Metavante incurred approximately $41,231 in costs related to the issuance of the debt, of which $17,500 was paid by M&I on behalf of Metavante and reflected as a capital contribution. The total amount was capitalized and is being amortized using the effective interest method over the life of the related debt. The remaining amount of issuance costs to be amortized as of December 31, 2008, was $34,158.

Maturities of the long-term debt and capital lease obligations are as follows:

Amount
2009	$17,505
2010	17,500
2011	17,500
2012	17,500
2013	17,500
Thereafter	1,649,375

$1,736,880

Interest Rate Swaps

On November 26, 2007, Metavante entered into two amortizing interest rate swap agreements with a maturity date of February 1, 2012. The swaps have a notional value of $1,200,000 through February 2010; $800,000 through February 2011; and $400,000 through February 2012. The interest rate swaps relate to $1,200,000 of the $1,750,000 term loan. Under the terms of the swaps, Metavante is to receive variable interest at the three-month LIBOR rate, and Metavante is to pay the counterparties a fixed rate of 3.87%. These swaps effectively fix Metavante’s rate on the $1,200,000 of the term loan facility at 5.62%. Metavante designated these interest rate swaps as cash flow hedges in accordance with SFAS 133.

One of the November 26, 2007 interest rate swaps with an initial aggregate notional value of $600,000 was entered into with Lehman Brothers Special Financing, Inc. The interest rate swap with Lehman Brothers Special Financing, Inc. was de-designated as a cash flow hedge by management as a result of Lehman Brothers Special Financing, Inc.’s filing for protection under Chapter 11 of the United States Bankruptcy Code, as amended, in October 2008. At the time of de-designation the fair value recorded in AOCI was a loss of $2,630, net of tax. In accordance with SFAS 133, Metavante recorded the fair value related to this swap in AOCI, net of tax, and the amount will be reclassified as a reduction to earnings in future periods. As of December 31, 2008, the remaining amount in AOCI, net of tax, to be reclassified into earnings was a loss of $2,293.

On January 30, 2008, Metavante entered into an interest rate swap with a notional value of $200,000, an effective date of February 1, 2008 and a maturity date of February 1, 2012. The interest rate swap relates to

METAVANTE TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements—(continued)

For the years ended December 31, 2008, 2007 and 2006

(In thousands, except per share data)

$200,000 of the $1,750,000 term loan. Under the terms of the swap, Metavante is to receive variable interest at the three-month LIBOR rate, and Metavante is to pay the counterparties a fixed rate of 3.44%. This swap effectively fixes Metavante’s rate on an additional $200,000 of the term loan facility at 5.19%. Metavante designated this swap as a cash flow hedge in accordance with SFAS 133.

On October 30, 2008, Metavante entered into interest rate swaps with a total notional value of $900,000, an effective date of November 1, 2008 and a maturity date of February 1, 2010. The interest rate swaps relate to $900,000 of the $1,750,000 term loan. Under the terms of the swaps, Metavante is to receive variable interest at the three-month LIBOR rate, and Metavante is to pay the counterparties a fixed rate of 2.60%. These swaps effectively fix Metavante’s rate on an additional $900,000 of the term loan facility at 4.35%. Metavante designated these swaps as cash flow hedges in accordance with SFAS 133.

The fair value of the interest rate swap agreements designated as cash flow hedges at December 31, 2008 and 2007 was recorded as a liability of approximately $49,528 and $364, respectively, with the offset to AOCI, net of tax.

9.	Lease Commitments

Metavante leases certain of its facilities and equipment. Certain noncancelable leases are classified as capital leases, and the leased assets are included as part of premises and equipment. Other leases are classified as operating leases and are not capitalized.

The future minimum lease payments under operating leases as of December 31, 2008, are as follows:

2009	$24,076
2010	19,090
2011	11,156
2012	7,307
2013	5,042
Thereafter	24,825

Total	$91,496

Rental expenses charged to operations on operating leases were $29,634, $27,217, and $28,826, for the years ended December 31, 2008, 2007, and 2006, respectively.

METAVANTE TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements—(continued)

For the years ended December 31, 2008, 2007 and 2006

(In thousands, except per share data)

10.	Income Taxes

Income tax expense for the years ended December 31, 2008, 2007, and 2006, was as follows:

	2008	2007	2006
Current:
Federal	$68,332	$80,975	$64,385
State	5,445	12,361	5,461
Foreign	2,481	2,734	1,648

Total current	76,258	96,070	71,494
Deferred:
Federal	8,066	(22,242)	7,549
State	764	(3,239)	1,316
Foreign	(1,778)	—	—

Total deferred	7,052	(25,481)	8,865

Provision for income taxes	$83,310	$70,589	$80,359

A reconciliation of the difference between the statutory Federal tax rate and Metavante’s effective tax rate for the years ended December 31, 2008, 2007, and 2006, is as follows:

	2008	2007	2006
Statutory Federal rate	35.0%	35.0%	35.0%
State income taxes—net of federal benefit	1.7	4.9	1.8
R&E and other tax credits	(2.2)	(4.3)	(3.5)
Non-deductible impairment charges	—	24.0	—
Other	1.6	(0.8)	0.1

Effective rate	36.1%	58.8%	33.4%

METAVANTE TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements—(continued)

For the years ended December 31, 2008, 2007 and 2006

(In thousands, except per share data)

The tax rate effects of temporary differences that give rise to significant elements of deferred tax assets and deferred tax liabilities at December 31, 2008 and 2007, are as follows:

	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$7,621	$679
Share-based compensation	21,739	16,582
Deferred compensation	8,428	10,138
Postretirement benefit obligation	4,391	3,937
Maintenance and license revenues	13,945	14,685
Accrued liabilities	16,703	16,251
Unrealized investment losses	16,971	—
Interest rate swaps	20,503	—
Other	10,977	15,416

Total deferred tax asset	121,278	77,688
Valuation allowance	(17,115)	(514)

Total net deferred tax assets	104,163	77,174
Deferred tax liabilities:
Capitalized software and conversions	51,582	44,166
Premises, equipment and purchased software	4,892	7,195
Goodwill and other intangibles	141,567	135,420
Other	12,956	11,980

Total deferred tax liabilities	210,997	198,761

Net deferred tax liabilities	$106,834	$121,587

The valuation allowance recorded during 2008 relates to the deferred tax asset on the unrealized investment losses. The valuation allowance was recorded through AOCI. Therefore, a change in the valuation allowance would not impact the provision for income taxes.

Effective January 1, 2007, Metavante adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), and there was no effect on the consolidated financial statements. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement process for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Metavante, along with its subsidiaries, files income tax returns in the United States and various state and foreign jurisdictions. With limited exceptions, Metavante is no longer subject to examinations by federal and state taxing authorities for taxable years before 2004.

Metavante does not anticipate that within 12 months of December 31, 2008, the total amount of unrecognized tax benefits will significantly increase or decrease due to any separate tax position.

METAVANTE TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements—(continued)

For the years ended December 31, 2008, 2007 and 2006

(In thousands, except per share data)

As of December 31, 2008 the total amount of gross unrecognized tax benefits was $10,845, of which $10,593 relates to benefits that, if recognized, would impact the annual effective tax rate. As of December 31, 2007, the total amount of gross unrecognized tax benefits was $12,075. A rollforward of the beginning and ending amount of unrecognized tax benefits for 2008 and 2007 is as follows:

	2008	2007
Balance as of January 1	$12,075	$10,532
Additions based on tax positions related to the current year	1,685	1,275
Additions for tax positions of prior years	325	333
Reductions of tax positions of prior years	—	(42)
Reductions for lapse of statute of limitation	(3,240)	—
Settlements	—	(23)

Balance as of December 31	$10,845	$12,075

Upon adoption of FIN 48, Metavante changed its policy to include interest and penalties related to income tax liabilities in income tax expense. Prior to adoption of FIN 48, Metavante recorded interest and penalties related to income tax liabilities to other expense, a component of Income Before Income Taxes. The total amount of net interest expense included in the income statement as it pertains to the unrecognized tax benefits for 2008 and 2007 is ($414) and $418, respectively. Included in the total liability for unrecognized tax benefits as of December 31, 2008 and 2007 is $472 and $886, respectively, of interest. Metavante has not accrued any penalties for any unrecognized tax benefits.

11.	Share-based Payments

In 2007, Metavante adopted the Metavante 2007 Equity Incentive Plan, which was amended and approved by shareholders in 2008 (“2007 Plan”), a share-based compensation plan, which, allows for the issuance of up to 21,650 shares of Metavante’s common stock, which covers options, restricted stock awards, stock appreciation rights, and performance share awards. The shares may be granted to selected officers, key employees, and non-employee directors. During 2008, Metavante granted 832 stock options, 437 restricted stock awards, and 207 performance share awards to employees and directors under the 2007 Plan. As of December 31, 2008 and 2007, there were 4,839 and 3,363 shares issued under the 2007 Plan. The options granted in 2008 vest 25% each year over a four-year period. During 2007, Metavante granted 3,223 stock options and 140 restricted stock awards to employees and directors under the 2007 Plan. The options in the initial 2007 grant were 25% vested upon grant and 25% in each of the three years thereafter. The vested options resulted in a charge of $5,412 recorded during 2007.

Metavante records share-based compensation in accordance with SFAS 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) requires that compensation cost relating to share-based awards be recognized in the financial statements. That cost is measured based on the fair value of the awards. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award using an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the options, the volatility of the underlying stock, expected dividends and the risk-free interest rate over the expected life of the option. The resulting compensation cost of the awards that are expected to vest is recognized on a straight-line basis over the service period, which is usually the vesting period.

Metavante recognized total compensation cost for share-based compensation arrangements of $15,604, $21,125, and $8,104, for the years ended December 31, 2008, 2007, and 2006, respectively.

METAVANTE TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements—(continued)

For the years ended December 31, 2008, 2007 and 2006

(In thousands, except per share data)

Stock Options

Under the 2007 Plan, options generally provide for the right to purchase shares of Metavante common stock for a period of ten years from the date of grant. Options generally vest and become exercisable over a four year period from the date of grant, with 25% of the shares becoming vested and exercisable one year after the date of grant and an additional 25% becoming vested and exercisable on the second, third, and fourth anniversaries of the date of grant. As noted above, the options in the initial 2007 grant were 25% vested upon grant and 25% in each of the three years thereafter.

The following table presents a summary of the activity of Metavante stock options for the year ended December 31, 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding options—December 31, 2007	10,591	$22.61
Options granted	832	14.82
Options cancelled	(329)	23.96
Options exercised	(250)	16.30

Outstanding options—December 31, 2008	10,844	$22.09	6.9 years	$2,379

Exercisable—December 31, 2008	7,923	$22.29	6.1 years	$789

The following table summarizes information about Metavante stock options at December 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
$0.00—$14.99	1,020	$13.78	7.9	256	$13.03	2.0
$15.00—$19.99	2,231	18.11	3.6	2,231	18.11	3.6
$20.00—$24.99	5,976	23.63	7.7	4,339	23.75	7.2
Over $25.00	1,617	27.12	7.7	1,097	27.18	7.7

	10,844	$22.09	6.9	7,923	$22.29	6.1

The amount of options vested or expected to vest at December 31, 2008, does not differ significantly from the amount outstanding. The fair value of each option grant was estimated as of the date of grant using the Black-Scholes option-pricing method.

METAVANTE TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements—(continued)

For the years ended December 31, 2008, 2007 and 2006

(In thousands, except per share data)

The following assumptions were used to determine fair value of options granted for the years ended December 31, 2008 and 2007:

	2008	2007
Expected life (years)	5 years	5 years
Expected volatility	30.0%	25.8%
Risk-free interest rate	2.0%	3.7%
Dividend yield	0.0%	0.0%

The expected life of options represents the period of time that the options granted are expected to be outstanding and is based on historical experience of employees of Metavante. Expected volatility was derived by using the average volatility of similar companies since it is not practicable to estimate Metavante’s expected volatility due to lack of trading history. The risk-free interest rate is based on a weighted average of the four-year and five-year zero coupon United States Treasury Strip. The dividend yield was 0% since Metavante does not expect to pay dividends. The weighted average fair value of Metavante stock options was $4.21 and $6.81 per option for the years ended December 31, 2008 and 2007, respectively.

The total intrinsic value of nonqualified and incentive stock options exercised for the year ended December 31, 2008 and for the period between November 1 and December 31, 2007 was $1,192 and $679, respectively, and the tax benefit realized for the tax deductions from these option exercises was $459 and $258, respectively. The total cash received from options exercised for the year ended December 31, 2008 and for the period between November 1 and December 31, 2007 was $4,073 and $1,508, respectively. Metavante issued new shares related to these option exercises.

As of December 31, 2008 and 2007, there was approximately $14,815 and $23,028, respectively of total unrecognized compensation expense related to unvested nonqualified and incentive stock options. As of December 31, 2008 and 2007, this amount is expected to be recognized over the weighted average period of 2.2 and 2.6 years, respectively.

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

For the years ended December 31, 2008, 2007 and 2006

(In thousands, except per share data)

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

For the years ended December 31, 2008, 2007, and 2006, the expense for nonqualified and incentive stock options that is included in the Consolidated Statements of Income amounted to $10,624, $19,725, and $6,813, respectively. The expense includes the Metavante and M&I stock option plans.

Restricted Stock and Performance Share Awards

Metavante grants restricted stock and performance share awards to employees under the 2007 Plan.

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

A performance share award is an award of Metavante’s common stock that is subject to certain performance criteria over a performance period, which is generally three years. If achieved, the common stock will be issued at the end of the three-year performance period. The number of shares of common stock to be issued is based on a determined payout schedule.

Metavante expenses the cost of the restricted stock and performance share awards, which is determined to be the fair market value of the restricted stock and performance share awards at the date of grant, on a straight-line basis over the vesting period. For these purposes, the fair market value of the restricted stock and performance share awards are determined based on the closing price of Metavante’s common stock on the grant date. For the performance share awards, Metavante has estimated the number of shares to be issued at the end of the performance period, and will adjust the number of shares when it becomes probable that the estimate of the number of shares to be issued at the end of the performance period has increased or decreased. As of December 31, 2008, the estimated number of performance share awards to be issued was 207, which was at the 100% payout factor. The payout factor has a range of 0% to 200%.

METAVANTE TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements—(continued)

For the years ended December 31, 2008, 2007 and 2006

(In thousands, except per share data)

The following table presents a summary of the activity for Metavante’s restricted stock awards:

	Number of Shares	Weighted Average Fair Value at Grant Date (per share)	Weighted Average Remaining Vesting Term
Restricted stock awards—December 31, 2007	151	$27.14
Granted	437	18.76
Vested	(52)	22.70
Forfeited	(24)	22.54

Restricted stock awards—December 31, 2008	512	$20.65	2.6 years

Restricted stock awards of M&I stock were converted into M&I restricted stock awards and Metavante restricted stock awards in accordance with the terms of the Separation Transaction. The weighted average fair value of the outstanding restricted stock awards, as of the Separation Transaction, reflect the fair value of both the M&I and Metavante restricted stock awards.

For the year ended December 31, 2008 the expense for restricted stock and performance share awards that is included in the Consolidated Statements of Income amounted to $3,419. For the years ended December 31, 2007 and 2006, the amounts were not material to the financial statements.

ESPP Plan

Metavante has a qualified employee stock purchase plan (the “ESPP”) which gives employees who elect to participate in the ESPP the right to acquire shares of Metavante’s common stock at the purchase price, which is 85% of the fair market value of Metavante’s common stock on the last day of each three month period offering period. Prior to the Separation Transaction, Metavante employees participated in the M&I qualified stock purchase plan, which had similar terms to the Metavante ESPP. For the years ended December 31, 2008, 2007, and 2006, the total expense for the ESPP in the Consolidated Statements of Income amounted to $1,561, $1,164, and $1,291, respectively, which includes compensation expense associated with both the Metavante ESPP and the M&I plan.

12.	Employee Retirement and Health Plans

Defined contribution plan

Metavante has a defined contribution plan that consists of a retirement plan for substantially all employees. As of December 31, 2008, the retirement plan provides for a discretionary profit sharing contribution from 0% to 6% to eligible participants based on Metavante’s earnings performance. For the year ended December 31, 2008, the discretionary profit sharing contribution percentage was 2%. Employees can elect to contribute a portion of their compensation to the defined contribution plan subject to IRS limitations. Metavante’s matching contribution is 100% of the first 6% of employee contribution. Prior to the establishment of the Metavante defined contribution plan, Metavante employees participated in the M&I deferred contribution plan. Total expense related to the plans were $32,986, $23,233 (excludes Founder’s Grant described below), and $29,156 in 2008, 2007, and 2006, respectively.

METAVANTE TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements—(continued)

For the years ended December 31, 2008, 2007 and 2006

(In thousands, except per share data)

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

Deferred compensation plan

Metavante has established a deferred compensation plan to allow employees to defer receipt of current compensation in order to provide future retirement benefits. Eligibility is limited to senior management and highly compensated employees as determined by the plan administrator. Prior to the establishment of the Metavante deferred compensation plan, certain Metavante employees participated in the M&I deferred compensation plan. As of November 1, 2007, M&I transferred to Metavante the liability as well as the value of the assets held in trust related to Metavante employees participating in the M&I plan. A liability of $19,750 and $15,915 was included in other long-term liabilities on the Consolidated Balance Sheet as of December 31, 2008 and 2007, respectively. An asset of $12,404 and $14,748 related to the value of the assets was recorded in other assets on the Consolidated Balance Sheet as of December 31, 2008 and 2007, respectively. The asset is held in a trust account. Future payments of benefits will be made from the trust account until the trust assets are reduced to zero, with additional payments being made from operating cash.

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

As part of the Separation Transaction, M&I retained the obligation to provide retiree medical coverage for all Metavante employees who have retired or who met the eligibility requirements but had not yet retired as of November 1, 2007. As a result, Metavante transferred the benefit obligation and the related plan assets to M&I as of November 1, 2007. Metavante retained the benefit obligation related to all other Metavante employees not covered above.

METAVANTE TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements—(continued)

For the years ended December 31, 2008, 2007 and 2006

(In thousands, except per share data)

The following table provides detail of changes in the projected benefit obligations, the fair value of plan assets and the funded status of Metavante’s defined benefit health plan as of Metavante’s December 31 measurement date:

	2008	2007
Reconciliation of benefit obligations:
Benefit obligation at beginning of year	$8,047	$16,511
Service cost	587	730
Interest cost	521	899
Actuarial (gain) loss	208	(1,531)
Transfer to M&I as part of separation	—	(8,159)
Benefits paid, less federal subsidy	—	(403)

Benefit obligation at end of year	$9,363	$8,047

	2008	2007
Reconciliation of plan assets:
Fair value of plan assets at beginning of year	$—	$6,892
Actual return on plan assets	—	706
Employer contribution/payments	—	1,786
Transfer to M&I as part of separation	—	(8,937)
Net benefits paid	—	(447)

Fair value of plan assets, end of year	$—	$—

Funded status of plan	$(9,363)	$(8,047)

	2008	2007
Amounts recognized in the Consolidated Balance Sheets:
Current liabilities	$—	$—
Non-current liabilities	(9,363)	(8,047)

Total liabilities	$(9,363)	$(8,047)

	2008	2007
Amounts recognized in accumulated other comprehensive income:
Actuarial (gain) / loss	$189	$(17)
Prior service cost	(2,061)	(2,370)

Total amounts recognized in accumulated other comprehensive income	$(1,872)	$(2,387)

METAVANTE TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements—(continued)

For the years ended December 31, 2008, 2007 and 2006

(In thousands, except per share data)

The amounts that will be amortized from accumulated other comprehensive income as a reduction of net periodic benefit cost in 2009 are as follows:

Actuarial gains / (loss)	$—
Prior service (credit) / cost	(309)

Total	$(309)

The following table provides detail on Metavante’s net periodic benefit costs:

	2008	2007	2006
Components of net periodic benefit cost:
Service cost	$587	$730	$976
Interest cost	521	899	943
Expected return on plan assets	—	(343)	(211)
Prior service amortization	(309)	(573)	(626)
Actuarial loss amortization	—	18	450

Net periodic benefit cost	$799	$731	$1,532

Weighted-average assumptions used to determine benefit obligations as of December 31 and weighted-average assumptions used to determine net periodic benefit costs for the years ended December 31 are as follows:

	2008	2007	2006
Assumptions for benefit obligations:
Discount rate	6.13%	6.15%	5.75%
Assumptions for net periodic benefit cost:
Discount rate	6.15%	5.75%	5.00%
Expected return on plan assets	N/A	N/A	5.25%

The weighted average discount rate used in determining the accumulated postretirement benefit obligation (“APBO”) was based on matching Metavante’s estimated plan duration to a yield curve derived from a portfolio of high-quality corporate bonds with yields within the 10th and 90th percentiles. The portfolio consisted of “Aa” quality bonds at various maturity points across the full maturity spectrum that were all United States issues and non-callable (or callable with make whole features) with a minimum amount outstanding of $50.0 million.

The assumed health care cost trend for 2009 was 8.00%. The rate was assumed to decrease gradually to 5.00% in 2015 and remain at that level thereafter. The assumed health care cost trend rate has a significant effect on the amounts reported for the health care plan. A one-percentage point change on assumed health care cost trend rates would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
Effect on accumulated postretirement benefit obligation	$1,257	$(922)
Effect on aggregate service and interest cost	163	(132)

METAVANTE TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements—(continued)

For the years ended December 31, 2008, 2007 and 2006

(In thousands, except per share data)

The following benefit payments which reflect expected future service, as appropriate, as of December 31, 2008, are expected to be paid:

2009	$30
2010	75
2011	145
2012	247
2013	367
2014-2018	4,805

13.	Guarantees

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

Metavante offers credit card processing to its customers. Under the rules of the credit card associations, Metavante has certain contingent liabilities for card transactions acquired from merchants. This contingent liability arises in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder’s favor. In such case, Metavante charges the transaction back (“chargeback”) to the merchant and the disputed amount is credited or otherwise refunded to the cardholder. If Metavante is unable to collect this amount from the merchant, due to the merchant’s insolvency or other reasons, Metavante will bear the loss for the amount of the refund paid to the cardholder. In most cases this contingent liability situation is unlikely to arise because most products or services are delivered when purchased, and credits are issued by the merchant on returned items. However, where the product or service is not provided until some time following the purchase, the contingent liability may be more likely. This credit loss exposure is within the scope of the recognition and measurement provisions of FIN 45. Metavante concluded that the fair value of the contingent liability was immaterial due to the following factors: (1) merchants are evaluated for credit risk in a manner similar to that employed in making lending decisions; (2) if deemed appropriate, Metavante obtains collateral which includes holding funds until the product or service is delivered or the merchant severs its relationship with a merchant; and (3) compensation, if any, received for providing the guarantee is minimal.

Metavante assesses the contingent liability and records credit losses for known losses and a provision for losses incurred but not reported which are based on historical chargeback loss experience. Metavante recorded a net loss of $9 for the year ended December 31, 2008. Metavante had no net losses for the years ended December 31, 2007, and 2006, respectively.

Subject to exclusions and limitations, Metavante’s master license agreement includes an indemnification clause that generally indemnifies the licensee against claims, suits or other proceedings (including reasonable attorneys’ fees and payment of any final settlement or judgment) brought by third parties against the licensee alleging that a software product, by itself and not in combination with any other hardware, software or services, when used by licensee as authorized under the master license agreement, infringes a United States patent or United States copyright issued or registered as of the date the master license agreement is executed.

METAVANTE TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements—(continued)

For the years ended December 31, 2008, 2007 and 2006

(In thousands, except per share data)

14.	Warrants

Metavante signed a warrant agreement on June 29, 2007, which granted Metavante warrants to purchase 2.5 million shares of Temenos Group AG, a publicly-traded software company. The warrants were received as part of a software development, distribution, license, and support agreement with the software provider. The warrants are vested upon attainment of certain milestones through December 31, 2012. The unvested warrants will be recorded at the date at which Metavante’s performance milestones necessary to earn the warrants are complete. As of December 31, 2008 and 2007, 0.5 million warrants are vested, but cannot be exercised until December 31, 2012. The vested warrants are considered derivatives per SFAS 133. The fair value of the vested warrants is recorded at the end of each reporting period with changes in fair value recorded to earnings. The fair value of the vested warrants is recorded in other assets and as of December 31, 2008 and 2007 was $774 and $5,200, respectively. For the years ended December 31, 2008 and 2007, the change in fair value recorded in earnings was an unrealized loss of $4,426 and $410, respectively, and was recorded within selling, general and administrative expenses in the Consolidated Statements of Income.

15.	Fair Value Measurements

The fair values of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable approximate their carrying values. The fair value of long-term debt, which was $1,311,341 and $1,701,875 at December 31, 2008 and 2007, respectively, was determined using market quotes.

Metavante partially adopted SFAS 157 as of January 1, 2008, which among other matters, requires enhanced disclosures regarding fair value measurements. SFAS 157 establishes a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring fair value. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to that measurement. Measurements with readily available, active, quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lower degree of judgment used in measuring fair value.

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

For the years ended December 31, 2008, 2007 and 2006

(In thousands, except per share data)

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

Metavante uses observable forward interest rates as inputs to a valuation model to value interest rate swaps. Metavante uses the Black-Scholes model to value warrants. The warrants discussed in Note 14 are in the Level III category due to the fact that the volatility used in the Black-Scholes model is based on comparable companies. The investment in Firstsource discussed in Note 4 uses quoted market prices from the NSE because Firstsource’s common stock is publicly traded.

The following table summarizes the valuation of Metavante’s assets and liabilities according to the above SFAS 157 fair value hierarchy as of December 31, 2008:

	Total	Level I	Level II	Level III
Interest rate swaps	$49,528	$—	$49,528	$—
Warrants	774	—	—	774
Interest in common stock of Firstsource	22,534	22,534	—	—
Restricted certificates of deposit	250,000	250,000	—	—

The changes in assets and liabilities measured at fair value for which Metavante has used Level III inputs to determine fair value are as follows:

Balance, December 31, 2007	$5,200
Total loss recorded in operating expenses	4,426

Balance, December 31, 2008	$774

On January 1, 2008, Metavante adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items generally on an instrument-by-instrument basis at fair value that are not currently required to be measured at fair value. Metavante did not record any financial assets or liabilities at fair value on January 1, 2008 under the provisions of SFAS 159.

METAVANTE TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements—(continued)

For the years ended December 31, 2008, 2007 and 2006

(In thousands, except per share data)

16.	Related Party Transactions

Metavante was a wholly-owned subsidiary of M&I until the Separation Transaction. Certain expenses were incurred by M&I on behalf of Metavante and were allocated to Metavante through various intercompany service charges. The method of allocation varied by type of expense, and, where possible, included all expenses directly attributable to Metavante. These transactions may not be reflective of those expenses that would have been incurred by unrelated parties. Costs allocated to Metavante totaled $51,765 and $50,227 for the years ended December 31, 2007 and 2006, respectively.

17.	Contingencies

During its normal course of business, Metavante may be involved from time to time in litigation. Metavante’s reserve was $8,698 and $8,585 as of December 31, 2008 and 2007, respectively, for the estimated exposure and legal fees related to a contractual dispute with a customer. No significant change in this litigation or the estimated exposure has occurred since December 31, 2008.

As discussed in Note 8, Metavante had an interest rate swap with Lehman Brothers Special Financing, Inc., which filed for protection under Chapter 11 of the United States Bankruptcy Code, as amended. Lehman is unable to satisfy the net settlement feature so Metavante no longer considers the instrument to be a derivative as defined by SFAS 133. The situation is accounted for as a contingent liability in accordance with SFAS 5, “Accounting for Contingencies.” As of December 31, 2008 Metavante recorded a liability in the amount of $6,577 for the estimated exposure related to this contingency.

18.	Segments

Metavante determines its operating segments based on the information utilized by the chief operating decision maker, Metavante’s Chief Executive Officer, to allocate resources and assess performance. Based on this information, Metavante has determined that it operates in two operating segments—the Financial Solutions Group (“FSG”) and the Payment Solutions Group (“PSG”). FSG offers a comprehensive suite of technology and business services that are critical to a financial institution’s ability to attract, expand and service existing and prospective customers. PSG offers a comprehensive suite of payment products and services, including credit, debit and prepaid debit card management and a national payments network in NYCE, as well as specialized solutions to facilitate government and healthcare payments. These reportable segments are strategic business units through which Metavante offers different products and services. Metavante evaluates the performance of segments based on their respective revenues and segment operating income, which excludes certain corporate costs, net interest expense, and income taxes.

METAVANTE TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements—(continued)

For the years ended December 31, 2008, 2007 and 2006

(In thousands, except per share data)

The following sets forth certain financial information attributable to our business segments for the years ended December 31, 2008, 2007, and 2006, respectively:

	FSG	PSG	Total
2008
Revenue	$664,610	$1,042,658	$1,707,268
Expenses	510,060	715,398	1,225,458

Segment operating income	154,550	327,260	481,810

Net corporate/other expenses (1)			(251,150)

Income before income taxes			$230,660

2007
Revenue	$636,230	$961,893	$1,598,123
Expenses	481,612	685,071	1,166,683

Segment operating income	154,618	276,822	431,440

Net corporate/other expenses (1)			(311,400)

Income before income taxes			$120,040

2006
Revenue	$614,505	$889,673	$1,504,178
Expenses	470,070	632,935	1,103,005

Segment operating income	144,435	256,738	401,173

Net corporate/other expenses (1)			(160,690)

Income before income taxes			$240,483

(1)	Net corporate/other expenses include human resources, legal, finance and accounting, share-based compensation, acquisition intangible amortization, transaction-related costs, interest and various other unallocated overhead charges. These costs are not allocated to the segments when Metavante management evaluates segment performance.

METAVANTE TECHNOLOGIES, INC.

Notes to the Consolidated Financial Statements—(continued)

For the years ended December 31, 2008, 2007 and 2006

(In thousands, except per share data)

	FSG	PSG	Corporate/ Other	Consolidated
2008
Depreciation and amortization expense	$67,932	$47,808	$31,636	$147,376

Identifiable assets	$666,829	$1,979,799	$510,344	$3,156,972

Capital expenditures	$103,394	$28,967	$5,140	$137,501

2007
Depreciation and amortization expense	$68,540	$55,112	$30,731	$154,383

Identifiable assets	$684,588	$1,979,441	$435,970	$3,099,999

Capital expenditures	$99,123	$41,514	$2,800	$143,437

2006
Depreciation and amortization expense	$62,562	$54,310	$27,569	$144,441

Identifiable assets	$615,610	$1,872,076	$527,628	$3,015,314

Capital expenditures	$65,741	$40,864	$2,816	$109,421

Revenues to customers outside the United States comprised approximately 4%, 4% and 3% of total revenues in 2008, 2007 and 2006, respectively. As of December 31, 2008 and 2007, Metavante had approximately 5% and 2%, respectively of net assets located outside of the United States.

19.	Quarterly Financial Data (unaudited)

Quarterly financial data for 2008 and 2007 is as follows:

	Quarter Ended
	March 31		June 30		September 30		December 31
2008
Total revenue	$424,564		$424,828		$424,474		$433,402
Income from operations	85,192		84,485		82,794		85,139
Net income	34,972		36,900		35,106		40,372
Net earnings per share:
Basic	$0.29		$0.31		$0.29		$0.34
Diluted	$0.29		$0.31		$0.29		$0.34

2007:
Total revenue	$387,241		$395,735		$406,913		$408,234
Income (loss) from operations	76,183		73,797		86,107		(83,191)
Net income (loss)	49,275		42,861		50,161		(92,846)
Net earnings (loss) per share:
Basic	N/A	(b)	N/A	(b)	N/A	(b)	$(0.78	)(a)
Diluted	N/A	(b)	N/A	(b)	N/A	(b)	$(0.78	)(a)

(a)	Weighted average shares was calculated from November 2, 2007 through December 31, 2007, which represents the actual number of days that shares of Metavante’s common stock were publicly traded during the quarter.

(b)	Net earnings per share was not calculated for the first three quarters of 2007 as Metavante Technologies, Inc. was a wholly-owned subsidiary of Marshall & Ilsley Corporation.

The sum of the quarters may not equal the total of the respective year’s earnings per share on either a basic or diluted basis due to changes in the weighted average shares outstanding during the year.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Metavante carried out an evaluation, under the supervision and with the participation of management, including Metavante’s Chief Executive Officer, and its Chief Financial Officer, of the effectiveness, as of December 31, 2008, of the design and operation of the disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, Metavante’s Chief Executive Officer and its Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of December 31, 2008.

Management’s Report on Internal Control Over Financial Reporting

Metavante’s management is responsible for establishing and maintaining adequate internal control over financial reporting. As such term is defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officers, or persons performing similar functions, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of Metavante;

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of Metavante are being made only in accordance with authorizations of management and the directors of Metavante; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Metavante’s assets that could have a material effect on the financial statements.

Metavante’s management conducted an evaluation of the effectiveness of Metavante’s internal control over financial reporting based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the criteria in Internal Control—Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of internal control over financial reporting as of December 31, 2008 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report, which is included herein under Item 8 of Part II of this Annual Report and incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There was no change in Metavante’s internal control over financial reporting during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, Metavante’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding corporate governance, our directors and Section 16(a) beneficial ownership reporting compliance is incorporated by reference from our definitive proxy statement for our 2009 annual meeting of shareholders (the “2009 Annual Meeting Proxy Statement”) under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance Matters.” The balance of the response to this item is contained in the section entitled “Executive Officers of the Registrant” in Part I of this Annual Report.

Information about our audit committee financial experts is incorporated by reference to the 2009 Annual Meeting Proxy Statement under the caption “Corporate Governance Matters—Committees of the Board of Directors—Audit Committee.”

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

The information required by Item 11 is incorporated by reference to the information set forth under “Executive Compensation” and “Director Compensation” in the 2009 Annual Meeting Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference to the information set forth under “Security Ownership by Certain Beneficial Owners and Management,” “Executive Compensation” and “Equity Compensation Plan Information” in the 2009 Annual Meeting Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference to the information set forth under “Corporate Governance Matters” and “Certain Relationships and Transactions with Metavante” in the 2009 Annual Meeting Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference to the information set forth under “Audit Committee Report—Fees Paid to Independent Registered Public Accounting Firm” in the 2009 Annual Meeting Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statement Schedule

The following financial statement schedule is included in this Annual Report on Form 10-K:

SCHEDULE II

Valuation and Qualifying Accounts

Allowance for Doubtful Accounts

(Amounts in thousand)

Year Ended December 31,	Beginning Balance	Charged to Expense	Write-offs	Acquired Allowance	Ending Balance
2008	$14,679	$10,958	$(11,862)	$—	$13,775
2007	12,243	8,698	(6,262)	—	14,679
2006	11,935	9,602	(9,369)	75	12,243

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

METAVANTE TECHNOLOGIES, INC.

Date: February 20, 2009	By:	/s/ TIMOTHY C. OLIVER
Timothy C. Oliver
Senior Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ FRANK R. MARTIRE Frank R. Martire	Chairman of the Board and Chief Executive Officer (Principal Executive Officer) and Director	February 20, 2009

/s/ TIMOTHY C. OLIVER Timothy C. Oliver	Senior Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 20, 2009

/s/ KENNETH F. BEST Kenneth F. Best	Principal Accounting Officer (Principal Accounting Officer)	February 20, 2009

/s/ DAVID COULTER David Coulter	Director	February 20, 2009

/s/ L. DALE CRANDALL L. Dale Crandall	Director	February 20, 2009

/s/ MICHAEL D. HAYFORD Michael D. Hayford	Director	February 20, 2009

/s/ STEPHAN A. JAMES Stephan A. James	Director	February 20, 2009

/s/ TED D. KELLNER Ted D. Kellner	Director	February 20, 2009

/s/ DENNIS J. KUESTER Dennis J. Kuester	Director	February 20, 2009

/s/ SHANTANU NARAYEN Shantanu Narayen	Director	February 20, 2009

/s/ DIANNE M. NEAL Dianne M. Neal	Director	February 20, 2009

Signature	Title	Date

/s/ JAMES C. NEARY James C. Neary	Director	February 20, 2009

/s/ ADARSH K. SARMA Adarsh K. Sarma	Director	February 20, 2009

METAVANTE TECHNOLOGIES, INC.

(Commission File No. 001-33747)

Exhibit Index

to

Annual Report on Form 10-K

for the Year Ended December 31, 2008

Exhibit No.	Description	Incorporated Herein by Reference to	Filed Herewith
2.1	Investment Agreement, dated as of April 3, 2007, among Marshall & Ilsley Corporation, Metavante Corporation, Metavante Holding Company, Montana Merger Sub Inc. and WPM, L.P.	Annex A to the proxy statement/prospectus-information statement included in the Registrant’s Registration Statement on Form S-4 (Registration No. 333-143143) (the “Form S-4 Registration Statement”)

2.2	Separation Agreement, dated as of April 3, 2007, among Marshall & Ilsley Corporation, New M&I Corporation, Metavante Corporation and Metavante Holding Company.	Annex B to the Form S-4 Registration Statement

2.3	Description of Disclosure Letters to the Investment Agreement.	Exhibit 2.3 to Amendment No. 1 to the Form S-4 Registration Statement

2.4	Description of Disclosure Schedules to the Separation Agreement.	Exhibit 2.4 to Amendment No. 1 to the Form S-4 Registration Statement

3.1	Restated Articles of Incorporation of Metavante Holding Company.*	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 6, 2007 (the “November 6, 2007 Form 8-K”)

3.2	Amended and Restated By-laws of Metavante Technologies, Inc.	Exhibit 3.2 to the November 6, 2007 Form 8-K

4.1.1	Shareholders Agreement, dated as of November 1, 2007, among Metavante Technologies, Inc., WPM, L.P. and the other shareholders party thereto.	Exhibit 4.1 to the November 6, 2007 Form 8-K

4.1.2	Amendment No. 1 to Shareholders Agreement, dated as of February 20, 2008, among Metavante Technologies, Inc. and WPM, L.P.	Exhibit 4.1.2 to the Registrant’s Annual Report on Form 10-K filed on March 3, 2008

4.2	Amended and Restated Stock Purchase Right Agreement, dated as of August 21, 2008, between Metavante Technologies, Inc. and WPM, L.P.	Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 12, 2008

Exhibit No.	Description	Incorporated Herein by Reference to	Filed Herewith
4.3.1	Credit Agreement, dated November 1, 2007, with respect to a term loan facility and revolving credit facility, among Metavante Technologies, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, Lehman Commercial Paper Inc. and Baird Financial Corporation, as Documentation Agents, Morgan Stanley Senior Funding Inc., as Syndication Agent, and the several lenders from time to time parties thereto.	Exhibit 4.3.1 to the November 6, 2007 Form 8-K

4.3.2	Guarantee and Collateral Agreement, dated November 1, 2007, made by Metavante Technologies, Inc. and Metavante Corporation and certain of its subsidiaries in favor of JPMorgan Chase Bank, as Administrative Agent for the Lenders (as defined therein).	Exhibit 4.3.2 to the November 6, 2007 Form 8-K

10.1**	Metavante Directors Deferred Compensation Plan.		X

10.2**	Employment Agreement, dated November 1, 2007, by and between Metavante Technologies, Inc. and Frank R. Martire.	Exhibit 10.2 to the November 6, 2007 Form 8-K

10.2(a)**	Amendment No. 1 dated November 1, 2008 to the Employment Agreement, dated November 1, 2007, by and between Metavante Technologies, Inc. and Frank R. Martire.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 3, 2008

10.3**	Employment Agreement, dated November 1, 2007, by and between Metavante Technologies, Inc. and Michael D. Hayford.	Exhibit 10.3 to the November 6, 2007 Form 8-K

10.3(a)**	Amendment No. 1 dated November 1, 2008 to the Employment Agreement, dated November 1, 2007, by and between Metavante Technologies, Inc. and Michael D. Hayford.	Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 3, 2008

10.4**	Employment Agreement, dated November 1, 2007, by and between Metavante Technologies, Inc. and Frank G. D’Angelo.	Exhibit 10.4 to the November 6, 2007 Form 8-K

10.5**	Employment Agreement, dated November 1, 2007, by and between Metavante Technologies, Inc. and Donald W. Layden, Jr.	Exhibit 10.5 to the November 6, 2007 Form 8-K

10.6**	Form of Change of Control Agreement for Frank R. Martire and Michael D. Hayford.	Exhibit 10.6 to the November 6, 2007 Form 8-K

Exhibit No.	Description	Incorporated Herein by Reference to	Filed Herewith
10.7**	Form of Change of Control Agreement for Frank G. D’Angelo.	Exhibit 10.7 to the November 6, 2007 Form 8-K

10.7(a)**	Amended and Restated Change of Control Agreement, dated November 24, 2008, by and between Metavante Technologies, Inc. and Donald W. Layden, Jr.		X

10.8**	Form of Change of Control Agreement for Timothy C. Oliver and James R. Bolton.	Exhibit 10.8 to the November 6, 2007 Form 8-K

10.9**	Amended and Restated Change of Control Agreement, dated November 24, 2008, by and between Metavante Technologies, Inc. and Brian C. Hurdis.		X

10.10**	Amended and Restated Metavante 2007 Equity Incentive Plan.		X

10.10(a)**	Form of Metavante Non-Statutory Stock Option Award—Certificate of Award Agreement for grants made between November 2007 and October 2008.	Exhibit 10.10(a) to the November 6, 2007 Form 8-K

10.10(b)**	Form of Metavante Non-Statutory Stock Option Award—Certificate of Award Agreement for grants made in November 2008.		X

10.10(c)**	Form of Metavante Non-Statutory Stock Option Award—Certificate of Award Agreement for Frank R. Martire, Michael D. Hayford, Frank G. D’Angelo and Donald W. Layden, Jr. for grants made in November 2008.		X

10.10(d)**	Form of Metavante Restricted Stock Award—Certificate of Award Agreement for grants made in November and December 2007.	Exhibit 10.10(b) to the November 6, 2007 Form 8-K

10.10(e)**	Form of Metavante Restricted Stock Award—Certificate of Award Agreement for grants made in January 2008.		X

10.10(f)**	Metavante Restricted Stock Award—Certificate of Award Agreement between Metavante Technologies, Inc. and Timothy C. Oliver dated November 12, 2007.		X

10.10(g)**	Form of Metavante Performance Share Award—Certificate of Award Agreement.		X

10.11**	Metavante Incentive Compensation Plan, as amended.	Annex III to the Registrant’s Proxy Statement for the 2008 Annual Meeting of Shareholders filed on April 11, 2008

Exhibit No.	Description	Incorporated Herein by Reference to	Filed Herewith
10.12**	Metavante Executive Deferred Compensation Plan.		X

10.13**	Metavante 2007 Employee Stock Purchase Plan, as amended.	Annex I to the Registrant’s Proxy Statement for the 2008 Annual Meeting of Shareholders filed on April 11, 2008

10.14	Tax Allocation Agreement, dated as of April 3, 2007, among Marshall & Ilsley Corporation, New M&I Corporation, Metavante Corporation and Metavante Holding Company.	Annex C to the Form S-4 Registration Statement

10.15	Employee Matters Agreement, dated as of April 3, 2007, among Marshall & Ilsley Corporation, New M&I Corporation, Metavante Corporation and Metavante Holding Company.	Exhibit 10.2 to Amendment No. 2 to the Form S-4 Registration Statement

10.15(a)	Amendment No. 1 to the Employee Matters Agreement among Marshall & Ilsley Corporation, New M&I Corporation, Metavante Corporation and Metavante Holding Company.	Exhibit 10.15(a) to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007

10.16**	Form of Director Stock Option Agreement.	Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 3, 2008

10.17**	Form of Restricted Stock Agreement for grants made under M&I’s 2003 Executive Stock Option and Restricted Stock Plan.		X

21.1	Subsidiaries of the Registrant.		X

23.1	Consent of Deloitte & Touche LLP.		X

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

*	Pursuant to the Restated Articles of Incorporation, the name of the corporation was changed from “Metavante Holding Company” to “Metavante Technologies, Inc.”

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.