Form 10-K/A
period 2008-12-31
Metavante Technologies, Inc.
filed 2009-04-30
CIK 1399768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Explanatory Note

Pursuant to General Instruction G to Form 10-K, this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to Metavante Technologies, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 20, 2009 (the “Original Filing”), is being filed for the sole purpose of including information in Part III, Items 10 through 14, because the definitive proxy statement for Metavante’s 2009 Annual Meeting of Shareholders will not be filed with the SEC within 120 days after the end of the 2008 fiscal year. The reference on the cover of the Original Filing to the incorporation by reference to portions of Metavante’s definitive proxy statement into Part III of the Original Filing is hereby deleted.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), Part III, Items 10 through 14 of the Original Filing have been amended and restated in their entirety, and Part IV, Item 15 of the Original Filing has been amended and restated solely to include in the exhibits filed with the Original Filing the new certifications required by Rule 13a-14(a) under the Exchange Act. This Amendment No. 1 does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with Metavante’s filings with the SEC subsequent to the Original Filing.

As used in this Amendment No. 1, except as the context otherwise requires, the terms “Metavante,” the “Company” and “we” refers to Metavante Technologies, Inc. and its subsidiaries, including its wholly owned subsidiary, Metavante Corporation (individually, “Metavante Corporation”). The term “Separation Transaction” refers to Metavante’s separation from its former parent company, Marshall & Ilsley Corporation (“M&I”), in November 2007. The term “Warburg Pincus” refers to WPM, L.P., an affiliate of Warburg Pincus LLC, which, in connection with the Separation Transaction, invested $625 million in Metavante in exchange for an equity interest representing 25% of Metavante’s then-outstanding common stock.

On April 1, 2009, Metavante announced a definitive agreement to merge with a wholly owned subsidiary of Fidelity National Information Services, Inc. (“FIS”), as a result of which Metavante will become wholly owned by FIS. Under the terms of the agreement, Metavante shareholders will receive a fixed exchange ratio of 1.35 shares of FIS common stock for each share of Metavante common stock they own. The transaction is subject to approval by FIS and Metavante shareholders, receipt of regulatory approvals and the satisfaction of customary closing conditions, and there can be no assurance that the transaction will be consummated.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

DIRECTORS

The names of Metavante’s directors and related biographical information are set forth below.

Name and Age	Principal Occupation and Directorships
David A. Coulter Age: 61	Mr. Coulter is a Managing Director and Senior Advisor, Financial Services, of Warburg Pincus LLC, a position he has held since joining Warburg Pincus LLC in 2005. From 2002 through 2005, Mr. Coulter held a series of positions with JPMorgan Chase and was a member of the Office of the Chairman. He previously held senior positions at The Beacon Group and served as Chairman and Chief Executive Officer of BankAmerica Corporation. Mr. Coulter also serves as a director of Aeolus Re Ltd., MBIA Inc., Strayer Education, Inc., and The Irvine Company.

L. Dale Crandall Age: 67	Mr. Crandall is a business consultant for and President of Piedmont Corporate Advisors, Inc., a private financial consulting firm, positions he has held since 2002. Mr. Crandall is the retired President and Chief Operating Officer of Kaiser Foundation Health Plan, Inc., and Kaiser Foundation Hospitals. Mr. Crandall also serves on the board of directors of Ansell Limited, Bridgepoint Education, Inc., Coventry Health Care, Inc., Serena Software, Inc. and UnionBanCal Corporation and as trustee for four funds in the Dodge & Cox Funds family of mutual funds.

Michael D. Hayford Age: 49	Mr. Hayford has served as Metavante’s President and Chief Operating Officer since November 1, 2008. From the date of the Separation Transaction to November 1, 2008, he was Metavante’s Senior Executive Vice President and Chief Operating Officer. Prior to the Separation Transaction, Mr. Hayford served as a Director and Senior Executive Vice President of Metavante Corporation since September 2004 and as its Chief Operating Officer since May 2006. Mr. Hayford also served as Metavante Corporation’s Chief Financial Officer and Treasurer from May 2001 to July 2007. In addition, Mr. Hayford also served as a Senior Vice President of M&I until November 2007, the date of the Separation Transaction. Mr. Hayford also serves in various positions in Metavante’s subsidiaries. Mr. Hayford is a director of the Metavante Technologies Foundation, Inc., the University of Wisconsin—La Crosse Foundation and West Bend Mutual Insurance.

Name and Age	Principal Occupation and Directorships
Stephan A. James Age: 62	Mr. James is the Lead Director of the Metavante Board of Directors, a position he was appointed to in November 2008. Mr. James is the former Chief Operating Officer of Accenture Ltd., a global management consulting, technology services and outsourcing company, and served as Vice Chairman of Accenture Ltd. from 2001 to 2004. He also served in the advisory position of International Chairman of Accenture, from August 2004 until August 2006. He is a director of Navigant Consulting, Inc. and currently serves as a member of the University of Texas McCombs School of Business Advisory Board.

Ted D. Kellner Age: 62	Mr. Kellner has served as Chairman and Chief Executive Officer of Fiduciary Management, Inc., an investment management firm, since 1980. He is also a director of M&I, American Family Mutual Insurance Company and Kelben Foundation, Inc.

Dennis J. Kuester Age: 67	Mr. Kuester is the Chairman of the Board of M&I, a position he has held since 2005. Mr. Kuester previously served as Chairman of the Board of Metavante from November 2007 to November 2008. Mr. Kuester served as Marshall & Ilsley Corporation’s Chief Executive Officer from January 2002 through April 2007, as President from 1987 to 2005 and as a director since 1994. With M&I Marshall & Ilsley Bank, Mr. Kuester has served as Chairman of the Board and Chief Executive Officer since 2001, as President from 1989 to October 2001 and as Director since 1989. Mr. Kuester is also a director of Modine Manufacturing Company, Wausau Paper Corp., Froedtert Hospital, Medical College of Wisconsin, Benz Oil, Inc. and the Lynde and Harry Bradley Foundation and director and former Chairman of the Board of Christian Stewardship Foundation.

Frank R. Martire Age: 61	Mr. Martire has served as Metavante’s Chairman of the Board and Chief Executive Officer since November 1, 2008. From the date of the Separation Transaction to November 1, 2008, he was Metavante’s President and Chief Executive Officer. Prior to the Separation Transaction, Mr. Martire served as Director, President and Chief Executive Officer of Metavante Corporation since March 2003. Mr. Martire also served as a Senior Vice President of M&I until November 2007, the date of the Separation Transaction. Mr. Martire also serves in various positions in Metavante’s subsidiaries. Mr. Martire was President and Chief Operating Officer of Call Solutions Inc. from 2001 to 2003 and President and Chief Operating Officer, Financial Institution Systems and Services Group, of Fiserv, Inc. from 1991 to 2001. Mr. Martire is Chairman of the board of directors of Aurora Healthcare, and a director of the Children’s Hospital and Health System Foundation and the Metavante Technologies Foundation, Inc. Mr. Martire is also a member of the board of trustees for Sacred Heart University.

Shantanu Narayen Age: 45	Mr. Narayen is President and Chief Executive Officer of Adobe Systems Incorporated, a global software and technology company. Mr. Narayen joined Adobe in 1998 and was named President and Chief Operating Officer in January 2005. Prior to joining Adobe, Mr. Narayen co-founded Pictra Inc., a digital photo-sharing software company, in 1996. Mr. Narayen was Director of Desktop and Collaboration products at Silicon Graphics, Inc. and held various senior manager positions at Apple Inc. before founding Pictra. Mr. Narayen serves on Adobe’s Board of Directors and on the Advisory Board of the Haas School of Business, University of California at Berkeley.

Dianne M. Neal Age: 49	Ms. Neal held various positions with Reynolds American Inc., the parent company of a number of tobacco manufacturing and distribution companies, until March 2008, including as its Executive Vice President and Chief Financial Officer from August 2004 to December 2007. Ms. Neal joined Reynolds Tobacco in 1988. She became Executive Vice President of R.J. Reynolds Tobacco Holdings, Inc. and R.J. Reynolds Tobacco Company in July 2003. On the creation of Reynolds American Inc., Ms. Neal was named the Executive Vice President and Chief Financial Officer of Reynolds American Inc. in August 2004. Ms. Neal is a member of the board of directors of the Reynolda House Museum of American Art. Ms. Neal also serves on the Advisory Board of the University of North Carolina-Greensboro MBA program.

Name and Age	Principal Occupation and Directorships
James Neary Age: 44	Mr. Neary is a Managing Director and Co-head, Technology, Media and Telecommunications in the New York office of Warburg Pincus LLC, a position he has held since 2004. From 2000 through 2004, Mr. Neary led Warburg Pincus LLC’s Capital Markets group. Mr. Neary is currently a director of Fortent Inc., Telmar Network Technology, Integra Inc. and Coyote Logistics, LLC. He previously was a Managing Director at Chase Securities and was in the Leveraged Finance Group at Credit Suisse First Boston.

Adarsh Sarma Age: 35	Mr. Sarma is a Managing Director in the New York office of Warburg Pincus LLC, a position he has held since January 2009. Mr. Sarma previously was a Principal in the Technology, Media and Telecommunications Department in the New York office of Warburg Pincus LLC, a position he held from 2005 to December 2008. From 2002 to early 2005, Mr. Sarma held the positions of Vice President and then Principal at ChrysCapital, a private equity firm. Mr. Sarma also serves as a director of Bridgepoint Education, Inc. and MLM Information Services.

All of the directors have served on Metavante’s board of directors since November 2007. All of the directors have been elected for terms expiring at the next annual meeting of shareholders.

Pursuant to a shareholders agreement between Metavante and Warburg Pincus entered into in connection with the Separation Transaction, Warburg Pincus has the right to designate for nomination a specified number of directors as long as it maintains specified levels of ownership of Metavante common stock. Warburg Pincus currently has the right to designate three directors for nomination. Messrs. Coulter, Neary and Sarma were designated by Warburg Pincus as nominees for the 2008 Annual Meeting. After board of director approval and pursuant to the shareholders agreement, Mr. Martire succeeded Mr. Kuester as Chairman of the Board of Metavante effective November 1, 2008. See “Certain Relationships and Transactions With Metavante—Relationships and Transactions—Agreements involving Warburg Pincus—Shareholders Agreement” below.

EXECUTIVE OFFICERS

Certain information regarding Metavante’s executive officers is contained in the section entitled “Executive Officers of the Registrant” following Part I of the Original Filing.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires Metavante’s directors and officers and certain persons who own more than 10% of a registered class of Metavante’s equity securities to file reports with the SEC disclosing their ownership, and changes in their ownership, of stock of Metavante. Copies of these reports must also be furnished to Metavante. To Metavante’s knowledge, based solely on a review of these copies furnished to it, Metavante believes all such filing requirements were complied with during 2008.

CODE OF BUSINESS CONDUCT

Metavante has adopted a Code of Business Conduct and Ethics that applies to all of Metavante’s employees, consultants and officers and directors, including Metavante’s chief executive officer, chief financial officer and principal accounting officer. The Code of Business Conduct and Ethics is available on Metavante’s website and, additionally, is available, without charge, upon written request to the Secretary of Metavante. If any substantive amendment is made to the code, Metavante will disclose the nature of such amendment on its website or in a Current Report on Form 8-K. In addition, if a waiver from the code is granted to an executive officer, director, principal accounting officer or controller, Metavante will disclose the nature of such waiver in the investor relations section of its website at www.metavante.com, in a press release or on a Current Report on Form 8-K.

SHAREHOLDER RECOMMENDATION OF DIRECTOR CANDIDATES

Metavante’s Corporate Governance/Nominating Committee considers candidates nominated by shareholders in accordance with the procedures set forth in Metavante’s amended and restated by-laws (the “by-laws”). Under Metavante’s by-laws, nominations other than those made by the board of directors or the Corporate Governance/Nominating Committee must be made pursuant to timely notice in proper written form to the Secretary of Metavante. For this purpose, nominations by Warburg Pincus in accordance with the shareholders agreement are deemed to be made by the board of directors. See “Certain Relationships and Transactions With Metavante—Relationships and Transactions—Agreements involving Warburg Pincus—Shareholders Agreement” below. For nominations by the shareholders, the by-laws provide that, to be timely, a shareholder’s request to nominate a person for election to the board of directors, together with the written consent of such person to serve as a director, must be received by the Secretary of Metavante not less than 90 days prior to the anniversary date of the annual meeting of shareholders in the immediately preceding year. To be in proper written form, the notice must contain certain information concerning the nominee and the shareholder submitting the nomination.

Under Metavante’s by-laws, no person is eligible to be elected a director at a meeting of shareholders held on or after the date he or she attains the age of 72, although the board of directors, at its discretion, may waive the age limitation or establish a greater age from time to time.

The Corporate Governance/Nominating Committee will consider recommendations from shareholders concerning the nomination of directors. Recommendations should be submitted in writing to Metavante’s Secretary and state the shareholder’s name and address, the name and address of the candidate, and the qualifications of and other detailed background information concerning the candidate. Recommendations must be received not later than 120 calendar days preceding the date of release of the prior year’s proxy statement.

In addition, the Corporate Governance/Nominating Committee has adopted guidelines for evaluating and selecting candidates for election to the board of directors. Under these guidelines, each director should:

•	be an individual of the highest character and integrity and have an inquiring mind, vision and the ability to work well with others;

•	be free of any conflict of interest which would violate any applicable law or regulation or interfere with the proper performance of the responsibilities of a director;

•	possess substantial and significant experience which would be of value of Metavante in the performance of the duties of a director; and

•	have sufficient time available to devote to the affairs of Metavante in order to carry out the responsibilities of a director.

The Corporate Governance/Nominating Committee evaluates eligible shareholder-recommended candidates for election to the board of directors in accordance with the selection guidelines. The full text of the guidelines can be found in the Corporate Governance/Nominating Committee’s Charter, which is available on Metavante’s website at www.metavante.com.

AUDIT COMMITTEE

The board of directors of the Company currently has an Audit Committee. The Audit Committee is a separately designated standing committee of the board of directors as defined by Section 3(a)(58)(A) of the Exchange Act. The current members of the Audit Committee are Messrs. Crandall (Chair) and James and Ms. Neal, all of whom are deemed independent under the NYSE Listing Standards (including the special standards applicable to members of audit committees). The board of directors has determined that Messrs. Crandall and James, and Ms. Neal, are “audit committee financial experts” within the meaning of the SEC rules.

Item 11.	Executive Compensation

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Introduction

This Compensation Discussion and Analysis is designed to provide an overview of Metavante’s compensation practices, objectives and rationale for each of our named executive officers for fiscal 2008. These officers are Frank R. Martire—Chairman and Chief Executive Officer (principal executive officer); Timothy C. Oliver—Senior Executive Vice President and Chief Financial Officer (principal financial officer); and our three other most highly compensated executive officers, Frank G. D’Angelo—Senior Executive Vice President; Michael D. Hayford—President and Chief Operating Officer; and Donald W. Layden, Jr.—Senior Executive Vice President, General Counsel and Secretary.

Executive Summary

Metavante completed its first full year as an independent publicly traded company in 2008. As such, the compensation committee of the Metavante Board of Directors (the “Compensation Committee” or the “Committee”) and Metavante’s executive management used this year to ensure that compensation programs were aligned in the best interests of Metavante’s shareholders while ensuring that Metavante can attract and retain the talent needed to meet business objectives. Even though many companies in the U.S. struggled to meet objectives in 2008, Metavante completed a successful year that included 7% revenue growth despite the difficult economic environment for our financial institution customer base. Metavante’s 2008 annual incentive plan was primarily based on revenue, profitability factors and cash generation, which resulted in payout calculations for all eligible employee participants that exceeded plan targets. Metavante honored the commitments made to its employees under the 2008 annual incentive plan with payments over target, including payments to the named executive officers. In addition, the Compensation Committee approved an equity grant in 2008, which it determined to be market competitive.

Key Activities

In 2008, the Compensation Committee administered, or in some cases as described below, approved and administered, several compensation changes. They include:

•	designing compensation plans tied to Metavante performance rather than the performance of Metavante’s former parent company;

•	including free cash flow as a performance measure under the named executive officers’ annual incentive plans;

•	implementing performance shares, an additional equity incentive compensation arrangement, under the existing equity incentive plan;

•	implementing stock ownership guidelines for executive management; and

•	revising the peer group used for competitive pay analysis.

When reviewing and establishing compensation arrangements for Metavante’s named executive officers, the Committee has continued to focus on designing a compensation program tied to Metavante’s performance. In establishing the named executive officers’ 2008 compensation arrangements, the Committee considered the existing provisions contained in the employment agreements with the four named executive officers that entered into such agreements in connection with the November 2007 Separation Transaction, which set forth, among other things, base salary and annual bonus targets. The Committee’s role with respect to other legacy compensation arrangements was primarily administrative, but in certain cases the Committee modified these compensation arrangements since, among other things, some of these arrangements focused on the performance of Metavante’s former parent company. With respect to plans and awards implemented following the completion of the Separation Transaction, the Committee has designed and administered those arrangements with an even greater emphasis on performance-based compensation. For example, the Committee granted equity awards in November 2008 where 50% of the overall value of the 2008 equity award was granted in the form of stock options with time-based vesting and 50% of the overall value was granted in the form of performance shares. The Compensation Committee intends to continue to emphasize long-term incentive awards that are tied directly to Metavante’s performance.

2009 Outlook

In late 2008, when aligning its compensation decisions with Metavante’s objectives, the Compensation Committee and Metavante’s executive management discussed and considered the difficult economic times faced by U.S. companies and the associated pressure to reduce expenses and improve profitability. At that time, the Compensation Committee approved promotional base salary increases for three of the named executive officers consistent with company practice. However, recognizing economic trends and the changes in pay practices occurring in companies throughout the country, no merit base salary increases were submitted for 2009 for the named executive officers. In January 2009, Metavante significantly reduced its planned merit increase budget for all employees in light of economic trends and after reviewing data on other companies’ plans and practices and assessing the competitiveness of current base salaries. Messrs. Martire, Hayford and Layden, who received the promotional increases, waived all rights to these increases in base salary.

On April 1, 2009, Metavante announced a definitive agreement to merge with a wholly owned subsidiary of Fidelity National Information Services, Inc. (“FIS”), as a result of which Metavante will become wholly owned by FIS. Under the terms of the agreement, Metavante shareholders will receive a fixed exchange ratio of 1.35 shares of FIS common stock for each share of Metavante common stock they own. The transaction is subject to approval by FIS and Metavante shareholders, receipt of regulatory approvals and the satisfaction of customary closing conditions, and there can be no assurance that the transaction will be consummated. Following the completion of the transaction, the FIS compensation committee will be responsible for, among other things, administering the combined company’s executive compensation program.

Role of Compensation Committee, Management and Consultants in Determining Executive Compensation

Compensation Committee and Management Role

The Compensation Committee is charged with the responsibility of approving and periodically reviewing compensation for the named executive officers. Reflecting a collaborative process, the Compensation Committee also works closely with Metavante’s executive management to design and establish compensation practices aimed at enabling Metavante to meet current and future objectives. Specifically, the Compensation Committee considers the recommendations of the Chairman and Chief Executive Officer regarding the other named executive officers’ compensation. This may include recommendations on salary increases, performance targets and other factors to be considered in establishing or approving compensation.

Use of Consultants

The Compensation Committee has retained Mercer (US), Inc. (“Mercer”), a compensation consultant, to provide (a) pay data from an established peer group, (b) analyze the data against Metavante pay data and (c) make recommendations on our compensation practices in order to align them with competitive market data or market best practices. The data, analyses and recommendations provide the context for our pay decisions. This includes incentive compensation program design, performance metrics, merit increase budgets, target incentive levels and other elements of compensation.

Peer Group

In November 2007, when Metavante became a separate, publicly traded company, the Compensation Committee approved a twelve-company peer group to be used to assess the competitiveness of compensation for the named executive officers. The Compensation Committee reviewed Metavante executive compensation against the peer group when judging overall compensation. The Committee does not base compensation decisions solely on this analysis, but instead views the peer group information as one element to be considered when determining compensation of the named executive officers.

The peer group selected in 2007, and utilized in 2008, consisted of the following twelve companies:

• Alliance Data Systems Corporation	• Fiserv, Inc

• BISYS Group, Inc.	• Global Payments Inc.

• Checkfree Corporation	• Heartland Payment Systems, Inc.

• DST Systems, Inc.	• Jack Henry & Associates, Inc.

• eFunds Corporation	• SEI Investments Company

• Fidelity National Information Services, Inc.	• Total System Services, Inc.

Several members of the peer group selected in 2007 have been acquired and no longer provide publicly available compensation information. In light of these changes, the Compensation Committee, with the assistance of Mercer, took the opportunity to review the entire peer group in 2008 and reestablished a peer group consistent with Metavante’s competitive direction for 2009 compensation determinations. The Compensation Committee selected a fourteen-company peer group (the “Full Peer Group”) consisting of a broader range of total company and business line competitors. The Full Peer Group’s members’ median revenues are approximately equal to those of Metavante. The use of this Full Peer Group recognizes that the comparability of individual officer business responsibilities and the size of business unit managed (as indicated by revenue) are generally the best indicators of appropriate executive compensation levels. The Compensation Committee also determined that a subset of the Full Peer Group most closely matches Metavante’s operating performance, providing a comparison for company performance (the “Core Peer Group”). While the Committee believes the Core Peer Group represents Metavante’s closest industry business competitors, the average 2007 revenue of the three members is substantially higher than Metavante’s 2007 revenue. As such, the Full Peer Group is used for comparison purposes.

Core Peer Group 2007 Average Revenue = $3,116 million	Full Peer Group 2007 Median Revenue = $1,971 million
Fidelity National Information Systems, Inc.	Alliance Data Systems Corporation
Fiserv, Inc.	Acxiom Corporation
Jack Henry & Associates, Inc.	Broadridge Financial Solutions, Inc.
Cognizant Technology Solutions Corporation
Compuware Corporation
DST Systems, Inc.
Fidelity National Information Systems, Inc.
Fiserv, Inc.
Global Payments Inc.
Heartland Payment Systems, Inc.
Jack Henry & Associates, Inc.
MasterCard Incorporated
SEI Investments Company
Total System Services, Inc.

* 2007 Metavante Revenue $1,598 million

Even though the Compensation Committee intends to keep the Full Peer Group consistent from year to year, the current group composition may change due to additional business combinations or changes in the degree of relevance due to business mix and size. Also, other companies may be considered in the future consistent with Metavante’s ongoing business strategy, business model and revenue size. Following the completion of the proposed FIS merger transaction, the FIS compensation committee will be responsible for, among other things, administering the combined company’s executive compensation program.

Metavante Compensation Philosophy, Policies and Objectives

Our compensation philosophy seeks to attract and retain top executive talent to achieve long-term leadership that drives financial results consistent with our shareholders’ objectives. Metavante’s compensation philosophy is based on a “meet the market” strategy in which specific executive compensation ranges and performance targets are derived from reliable, competitive market data and pay practices. This does not mean, however, that we pay “average” rates or that decisions are based solely on rigid formulas. Executive compensation is differentiated based on the attainment of company and individual performance objectives. The Compensation Committee applies its judgment to interpret the data and performance achievement. Subjective considerations such as best market practices, internal equity, the need to compete for executive management talent, retention issues and economic factors, will also influence our decisions.

The fundamental objectives of our executive compensation program are to:

•	reward performance for attaining company, business unit and individual goals aligned with our shareholders’ interests;

•	support the long-term growth and success of Metavante;

•	require and provide an opportunity for meaningful equity ownership by executive officers to align personal financial interests with shareholder interests; and

•	reduce risk to Metavante and its shareholders by balancing short-term and long-term achievement goals and incentives.

With these objectives in mind, we target total compensation (base salary plus annual and long-term incentives) at the median of market practice, with actual performance driving compensation above or below median levels. In certain circumstances, pay may be targeted above or below median levels to better reflect an individual’s tenure, role and responsibilities, importance of role to Metavante and for attraction and retention purposes. On average, the target pay positioning for the named executive officers was at the median level of the Full Peer Group. The 2008 target program delivered 45% of total compensation in cash (base salary plus annual incentives) and 55% in long-term incentives (i.e., stock options and performance shares) to emphasize the focus on the financial results and long-term success of Metavante.

In order to achieve these objectives, we have designed a compensation program which includes:

•	base salaries;

•	an annual incentive plan rewarding company and individual performance;

•	a long-term incentive plan that includes equity awards in the form of stock options and performance shares; and

•	standard employee benefits and certain perquisites.

We discuss each of these components below.

Base Salary

Base salary for each of Messrs. Martire, D’Angelo, Hayford and Layden was increased in connection with the Separation Transaction in November 2007 as part of the employment agreements for these individuals that were established through discussion with Metavante management, Warburg Pincus, and Metavante’s former parent company’s compensation committee and were approved by Metavante’s Board of Directors in connection with the Separation Transaction. This base salary increase reflected the increased responsibilities accompanying management of a separate, public company and was in order to ensure retention during the period of transition relating to the separation. Their base salaries were not increased in 2008. Mr. Oliver, who joined the company in July 2007, did not receive a base salary increase in November 2007, but later received a 4.1% performance-based merit increase on January 1, 2008 pursuant to a performance evaluation. Also, on June 14, 2008, Mr. Oliver received a cash retention bonus of $250,000 pursuant to his June 2007 offer letter.

With respect to 2009 compensation determinations, the Compensation Committee compared our named executive officer compensation data to the Full Peer Group’s data, including base salary, target total cash compensation (base salary plus annual incentive compensation at target) and target total direct compensation (base salary plus annual incentive compensation at target plus long-term compensation). The Compensation Committee also reviewed relevant published survey data regarding executive pay ranges and practices.

Under typical economic circumstances, this analysis, together with an evaluation of executive performance, would have resulted in a competitive merit increase in base salary for all named executive officers. In light of current economic conditions affecting most U.S. companies, the Compensation Committee decided, however, not to grant merit increases to the named executive officers. Metavante does have a long-standing practice of rewarding employees for assuming additional responsibilities, which typically take the form of promotional base salary increases. The Compensation Committee, therefore, awarded increases associated with the additional responsibilities assumed by Messrs. Martire, Hayford and Layden for promotions during 2008. These three executives, however, recognizing the current economic situation, waived all rights to these increases in base salary.

Annual Incentive Compensation

The Metavante annual incentive plan rewards executives based on Metavante’s operational performance. Based on an analysis of competitive data, established performance targets, and negotiations between Metavante’s management, Warburg Pincus and Metavante’s parent company at the time of the Separation Transaction, the 2008 annual incentive targets as a percentage of base salary were as follows: Mr. Martire—100%; Mr. Oliver—75%, Mr. D’Angelo—90%; Mr. Hayford—90%; and Mr. Layden—75%. As discussed under “Employment Agreements” below, the employment agreements for each of Messrs. Martire, D’Angelo, Hayford and Layden provide for, among other things, a target annual incentive (as a percentage of base salary).

Messrs. Martire, Oliver and Hayford’s 2008 annual incentive compensation was measured on three key company-level financial goals, including net income to plan (weighted 50%), revenue to plan (weighted 25%) and free cash flow to plan (weighted 25%). Net income measures company profitability which we believe is a key driver of our share price. Revenue performance is key to Metavante’s success because it fuels our continual investment in products, which in turn provides increased business line scale and growth. Metavante believes free cash flow is one of the best indicators of the quality of Metavante’s earnings and is key to Metavante’s ability to fund future growth. Metavante’s management defines “free cash flow” as cash flows provided by operating activities less capital expenditures.

The plan for 2008 was designed as set forth in the table below. The targets were adjusted for 2008 acquisitions consistent with prior year adjustments, and other extraordinary items including, the expense related to Metavante’s interest rate swap agreement with Lehman Brothers Special Financing Inc. (which filed for protection under Chapter 11 of the United States Bankruptcy Code in the fourth quarter of 2008) and severance costs. The initial revenue target of $1,680.0 million was adjusted for 2008 acquisition revenue by $14.2 million to $1,694.2 million. The initial net income target of $141.0 million was adjusted downward for 2008 acquisitions by $3.2 million, for the Lehman swap by $0.4 million, and for severance by $1.6 million. The resulting adjusted net income target was $135.8 million. The initial free cash flow target of $141.0 million was adjusted downward for 2008 acquisitions by $1.7 million to $139.3 million. (The related threshold and maximum levels were also adjusted accordingly.) As a result of the foregoing, the revenue target was increased to yield a lower payout, the net income target was decreased to yield a higher payout, and the free cash flow target was slightly less yielding the same payout.

($ in millions except payout amounts)		Performance			Payout			Actual
	Weight	Threshold	Target	Maximum	Threshold	Target	Maximum	Performance	Payout
Total Company Objectives
Revenue	25%	$1,609.5	$1,694.2	$1,745.0	12.5%	25.0%	50.0%	$1,707.3	31.4%
Net Income	50%	$124.9	$135.8	$145.3	25.0%	50.0%	100.0%	$147.4	100.0%
Free Cash Flow	25%	$128.2	$139.3	$149.1	12.5%	25.0%	50.0%	$165.0	50.0%

Company Total	100%				50.0%	100.0%	200.0%		181.4%

Payout Calculation:
Frank Martire						$675,000			$1,224,744
Tim Oliver						$288,800			$524,009
Mike Hayford						$475,000			$861,857

The 2008 annual incentive plan for Messrs. D’Angelo and Layden included the previously listed overall company performance factors; however, the factors were weighted differently and the plan also included performance goals specific to their areas of business responsibility. The performance factors, relative weights and associated payouts were as follows:

	Weight	Payout
Total Company Objectives
Revenue	15%	17.6%
Net Income	30%	50%
Free Cash Flow	15%	25%

Company Total		92.6%

	Weight	Payout
Individual Business Objectives - D’Angelo
Segment Revenue to Plan	10%	10.3%
Segment Operating Margin to Plan	20%	50.0%
Total Company Sales Contract Value to Plan	10%	9.7%

		70.0%

Total Payout—$617,799 (162.6% of Target)

	Weight	Payout
Individual Business Objectives - Layden
Annual Recurring M&A Revenue	20%	13.4%
International Revenue to Plan	20%	50.0%

		63.4%

Total Payout—$467,992 (156.0% of Target)

We believe all performance targets are difficult to attain, but are attainable if the executive expends maximum effort. No incentive is earned for performance below threshold. The maximum is earned for overachievement performance in accordance with the specific performance goals stated above.

For 2009, the Compensation Committee approved annual incentive plans for our named executive officers that are aligned with company performance expectations. Similar to 2008, these measurements are expected to continue to drive company performance in the best interests of shareholders. The measurements for each of the named executive officers include cash net income (as defined and reported in Metavante Technologies, Inc’s quarterly earnings releases) to plan (weighted 45%), revenue to plan (weighted 30%) and adjusted free cash flow (adjusted to exclude the impact of timing differences associated with the electronic movement of customer funds) to plan (weighted 25%). After reviewing competitive data of the Full Peer Group and recognizing the increased responsibility assumed by the executives and previous performance, the Compensation Committee approved increases to the target incentive opportunity (as a percentage of base salary) for Mr. Oliver to 90%, Mr. Hayford to 100% and Mr. Layden to 90%.

Long-Term Compensation

Long-term compensation is an important part of our compensation program. Long-term compensation provides balance to annual incentive payments, which are generally based on short-term measurements (e.g. one year’s performance) and which, if too heavily weighted, can encourage executives to take inappropriate, short-term business risks. Stock ownership and stock-based awards focus the executives on the long-term success of the company in direct alignment with shareholder interests. The components of our long-term compensation include stock option and performance share awards, and for 2008, transition awards, as described below. To further support the long-term objectives of our shareholders, we have also adopted stock ownership guidelines.

Transition Awards

In January 2008, the Compensation Committee was asked to provide an administrative solution to resolve and account for the difference between the price paid by Warburg Pincus for its initial ownership interest and the exercise price of options granted to all eligible employee participants, including the named executive officers. The stock option exercise price of the November 12, 2007 grant was greater than the price paid per share by Warburg Pincus by $2.30 per share. The Compensation Committee determined this matter was most easily rectified by granting a discretionary bonus to all eligible plan participants. The discretionary bonus value was determined by multiplying the $2.30 per share price difference by the number of options granted. This amount was then discounted by 40% to approximate the present value of the difference in value.

Instead of a discretionary cash bonus to compensate for this difference in option exercise price, on January 16, 2008, the Compensation Committee approved a grant of restricted stock awards to all named executive officers. The awards are subject to a three-year, pro-rata vesting schedule to further increase alignment between executive and shareholder objectives, and to increase retention incentives in a competitive employment market. The grants were as follows: Mr. Martire—45,592 shares; Mr. Oliver—4,255 shares; Mr. D’Angelo—16,717 shares; Mr. Hayford—34,954 shares; and Mr. Layden—16,717 shares.

Also in January 2008, the Compensation Committee administered a solution to resolve a conflict between the best interests of Metavante and long-term incentive plans that focused on the performance of Metavante’s former parent company. As a result, the Committee approved the termination of two long-term cash incentive plans—the 2006-2008 Metavante Corporation Long-Term Incentive Plan (“2006-2008 Plan”) and the 2007-2009 Metavante Corporation Long-Term Incentive Plan (“2007-2009 Plan” and collectively, the “Parent Plans”). In order not to unduly affect the compensation of the named executive officers and other plan participants upon plan termination, the Compensation Committee approved a grant of restricted stock to replace benefits under these plans. In addition, the Compensation Committee wanted to better align the executives’ compensation with the best interests of shareholders and increase the inherent retention value through a three-year, pro-rata vesting schedule.

The Parent Plans were structured to pay between 0% and 275% of target based on performance achieved. The Compensation Committee reviewed current performance and conservatively forecasted future performance to establish a value for these plans. It was determined that the appropriate payout was 202.9% of target for the 2006-2008 Plan and 176.4% of target for the 2007-2009 Plan.

The following table illustrates the conversion to Metavante restricted stock awards for named executive officers that were Parent Plan participants based on the $22.38 per share value of Metavante stock on the grant date:

Name*	2006-08 Target	Actual Payout	2007-09 Target	Actual Payout	Total	Restricted Stock Awards
						($22.38 per share)
Frank R. Martire	$300,000	$608,764	$300,000	$529,174	$1,137,938	50,846

Frank G. D’Angelo	$150,000	$304,382	$150,000	$264,587	$568,969	25,423

Michael D. Hayford	$150,000	$304,382	$200,000	$352,782	$657,164	29,363

Donald W. Layden, Jr.	$125,000	$253,652	$125,000	$220,489	$474,141	21,185

*	Mr. Oliver did not receive an award because he was not employed by Metavante when the Parent Plans were established.

2008 Equity Awards

Annual equity grants are typically awarded to named executive officers in the fourth quarter of the year. From time to time equity grants are also awarded to certain new hires or individuals related to promotions. For 2008, the Compensation Committee reviewed alternatives to further solidify the link between long-term incentives and company performance. It was determined that this could best be accomplished through the granting of stock awards and performance shares to senior management, including the named executive officers. The value of stock option awards is tied to increases in company share price. In contrast, the use of performance shares that vest based on company stock price performance, compared to that of other companies, provides greater incentive to executives to lead the company to perform at levels that meet and exceed the long-term performance of other companies.

Utilizing competitive information from the Full Peer Group provided by Mercer, the Compensation Committee approved an equity grant to each named executive officer on November 21, 2008. The 2008 grant was significantly smaller in number of shares than that awarded in 2007 because the 2007 grant was “front-loaded” to provide certain executives with immediate linkage between executive compensation and stock price appreciation and the Committee allocated a portion of the “front-loaded” grant to 2008 total compensation in determining the size of the 2008 grant. To give greater emphasis on performance when compared to the external market, 50% of the overall value of the 2008 equity award was granted in the form of stock options and 50% of the overall value was granted in the form of performance shares. The stock options were granted with an exercise price of $14.03 per share, which was the closing price of Metavante stock on the grant date, vest over four years and have a maximum term of ten years from the grant date. The performance share grant will be measured by comparing the performance of Metavante’s share price over three years against performance of the S&P Mid-Cap 400 Index with shares awarded as follow:

Metavante’s Share Price Performance Relative to the Performance of the S&P Mid Cap 400 Index	Payout as a Percentage of Target Shares
75th Percentile and above	200%
50th Percentile	100%
35th Percentile	25%
Less than 35th Percentile	0%

The actual number of shares paid out will be interpolated between established achievement levels. The S&P Mid Cap 400 Index measure was chosen because Metavante is a company within the index and companies comprising the index approximate the market capitalization of Metavante.

The following awards were made to the named executive officers:

	Stock Options	Performance Shares at 50th Percentile Performance
Frank R. Martire	110,000	36,667
Timothy C. Oliver	45,000	15,000
Frank G. D’Angelo	40,000	13,333
Michael D. Hayford	90,000	30,000
Donald W. Layden, Jr.	45,000	15,000

As previously discussed in this section, 50% of the overall value of the 2008 equity award was granted in the form of stock options and 50% of the overall value was granted in the form of performance shares.

Stock Ownership Requirements

In January 2008, the Compensation Committee adopted stock ownership guidelines for Metavante senior management, including the named executive officers. These guidelines are intended to encourage a significant level of Metavante stock ownership, aligning personal financial interests with the long-term interests of Metavante shareholders. Named executive officers are required to own stock equal to a multiple of base salary. The guideline for Mr. Martire is five times base salary and the guideline for all other named executive officers is three times base salary. Executives must retain net after-tax shares from stock option exercises and vested restricted shares and performance shares in order to achieve and maintain guideline ownership levels.

Executives have five years to meet ownership requirements. The determination of achievement will be made by including all shares owned outright, shares held in benefit plans, unvested restricted shares and 50% of vested in-the-money stock options.

Employment Agreements

Metavante entered into Employment Agreements with Messrs. Martire, D’Angelo, Hayford and Layden to ensure the continuity and stability of the management team during the transition period and beyond. The agreements establish a base salary, target annual incentive (as a percentage of base salary) and other benefits and perquisites consistent with Metavante policies. The agreements have an initial term of two or three years (depending on the individual) and automatically renew for consecutive one-year terms unless either party provides written notice of non-renewal 60 days prior to expiration. When the employment agreements were initially adopted in 2007, the terms were established through discussion with management, Warburg Pincus, Metavante’s former parent company’s compensation committee and were approved by Metavante’s Board of Directors in connection with the Separation Transaction. The Committee believes the employment agreements are necessary to retain the executives in the competitive talent market in which Metavante operates.

In November 2008, the Compensation Committee approved a change to Messrs. Martire’s and Hayford’s Employment Agreements to reflect their promotions to Chairman and Chief Executive Officer and President and Chief Operating Officer, respectively. For additional information regarding the employment agreements, see “Potential Payments upon Termination or Change of Control”.

Change of Control Agreements and Related Matters

We believe that it is essential and in the best interests of the company and its shareholders to retain the services of our key management personnel in the event of the threat or occurrence of a change of control. The Committee believes that the potential additional costs to Metavante of payments under the change of control agreements is merited in order to ensure key management’s continued dedication and efforts without undue concern for their personal financial and employment security. Therefore, Metavante has entered into change of control agreements with each of the named executive officers, as well as with certain other executives.

The Metavante change of control agreements provide specific payments and benefits to the named executive officers upon the occurrence of double triggers: first, a change of control of Metavante and second, voluntarily termination of employment by the employee for “good reason,” or involuntary termination other than for “cause,” as defined in the agreements, within one-, two- or three-year periods (depending on the individual) following the change of control. Balancing executive and shareholder goals, the double trigger prevents acceleration of awards unless the executive loses his or her position after a change of control.

In 2008, the Compensation Committee reviewed Mr. Layden’s change of control agreement, related to his assumption of additional responsibilities associated with his promotion to General Counsel and Secretary. Reflecting this increased responsibility and value to the enterprise, the Committee determined that Mr. Layden’s agreement should be amended to increase the time period of the second trigger from two years to three, and increase benefits that are payable from two years to three years.

In November 2008, after reviewing information prepared by Mercer relating to certain option exercise practices of other publicly traded companies, the Compensation Committee also approved the extension of the post-termination option exercise period following a change of control from 90 days to five years. The Committee concluded, upon consultation with Mercer, that an extension of the exercise period upon termination for a reason other than cause (including for the executives with employment agreements termination of employment for “good reason”) following a change of control would be consistent with the practices of other companies and appropriate in light of the accelerating consolidation in the market.

Please refer to the table under “Potential Payments upon Termination or Change of Control” for further detail.

Benefit Plans and Perquisites

Metavante offers a wide range of benefit plans to meet the needs of its employees. These include health, dental, life and long-term disability insurance, discounted employee stock purchase plan, retirement plan, paid vacations and holidays. The named executive officers participate in these broad-based plans consistent with most other employees.

In addition, Metavante has established certain perquisites for the named executive officers. The Committee believes these perquisites are appropriate in order to attract and retain executive talent because of the time demands of the named executive officers’ positions. The Committee intends to review periodically these perquisites to consider to what extent, if any, these benefits should be changed given competitive changes in compensation practices, market demand for executive talent, contractual commitments and any other relevant factors. The perquisites provided to named executive officers include company cars, or car allowances, reimbursement of club dues, personal financial planning and tax services, which are detailed in the following Summary Compensation Table. Executive officers may also have immediate family members accompany them on Metavante aircraft using unoccupied space if the company incurs no incremental cost in doing so. Perquisites were valued at their incremental cost to the company in accordance with SEC regulations. Executives do not receive any compensation for the tax implications resulting from these perquisites and report perquisite value as income.

Retirement Plans

The Metavante Retirement Program is a 401(k) plan with matching contribution features and also includes a discretionary profit sharing component based on company performance. The Metavante Executive Deferred Compensation Plan provides senior management, including the named executive officers, with the ability to defer up to 80% of base salary and 100% of annual incentive payments. This plan assumed the assets and liabilities for Metavante employees from the prior parent company’s deferred compensation program. Metavante makes excess retirement contributions under this plan which cannot be made to the Metavante Retirement Program because of tax law limits. The executive deferred compensation plan also credits amounts equal to reductions in the Metavante Retirement Program contributions resulting from deferrals under the plan.

Impact of Tax Treatment

Section 162(m) of the Internal Revenue Code, as amended (the “Code” and collectively “Section 162(m)”) prohibits public companies from deducting certain compensation to certain executive officers in excess of $1 million during the tax year. Qualified performance-based compensation is not subject to the $1 million deduction limit if certain conditions are met. Metavante, through its Compensation Committee, intends to attempt to qualify executive compensation as tax deductible to the extent feasible and in cases when it believes doing so is in the best interests of Metavante and its shareholders. Metavante does not, however, wish for tax requirements to distort the effective granting and execution of Metavante’s executive compensation program. Thus, Metavante expects to continue to exercise discretion in those instances in which mechanistic approaches necessary to satisfy tax law considerations could compromise the interests of Metavante and its shareholders. In addition, because of the uncertainties associated with the application and interpretation of Section 162(m) and the regulations issued thereunder, there can be no assurance that compensation intended to satisfy the requirements for deductibility under Section 162(m) will in fact be deductible.

COMPENSATION COMMITTEE REPORT

The duties and responsibilities of the Compensation Committee are set forth in a written charter adopted by the board of directors, as set forth on Metavante’s website at www.metavante.com. The Compensation Committee reviews and reassesses the charter annually and recommends any changes to the board of directors for approval.

As part of the exercise of its duties, the Compensation Committee has reviewed and discussed the above Compensation Discussion and Analysis contained in this Amendment No. 1 on Form 10-K to the Annual Report on Form 10-K (Amendment No. 1) for the fiscal year ended December 31, 2008 with management. Based on that review and those discussions, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Amendment No. 1.

The Compensation Committee:

David A. Coulter, Chair
Stephan A. James
Shantanu Narayen

Historical Compensation of Executive Officers

The following table contains compensation information with respect to Metavante’s named executive officers (i.e., principal executive officer, principal financial officer and each of the other three most highly-compensated executive officers of Metavante at the end of 2008). The determination of our named executive officers for purposes of this table was based on the executives’ employment with Metavante for the year ended December 31, 2008. Unless the context suggests otherwise, references to common stock, performance shares, restricted stock, restricted stock units and stock options refer to Metavante securities. Amounts shown are for all compensation received by the specified individuals in their positions with Metavante, its former parent company and their subsidiaries during fiscal years 2008, 2007 and 2006.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (2)	Stock Awards ($) (3)	Option Awards ($) (4)	Non-Equity Incentive Plan Compensation ($) (5)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (6)	All Other Compensation ($) (7)	Total ($)
Frank R. Martire Chairman and Chief Executive Officer	2008	$675,000	$0	$591,439	$2,185,807	$1,224,744	$122,853	$149,164	$4,949,007
	2007	$570,833	$0	$248,569	$2,336,226	$1,144,136	$0	$131,182	$4,430,946
	2006	$500,000	$0	$290,789	$543,690	$1,387,783	$0	$113,986	$2,836,248

Timothy C. Oliver* Senior Executive Vice President and Chief Financial Officer	2008	$385,000	$250,000	$105,010	$225,634	$524,009	$1,573	$101,326	$1,592,552
	2007	$163,160	$140,000	$13,224	$174,628	$205,596	$0	$41,754	$738,362

Frank G. D’Angelo Senior Executive Vice President	2008	$425,000	$0	$309,649	$843,568	$617,799	$71,362	$95,280	$2,362,658
	2007	$383,333	$0	$136,324	$1,047,687	$695,570	$0	$97,691	$2,360,605
	2006	$350,000	$36,190	$147,956	$271,054	$1,124,200	$0	$93,895	$2,023,295

Michael D. Hayford President and Chief Operating Officer	2008	$525,000	$0	$440,650	$1,274,026	$861,857	$62,809	$114,654	$3,278,996
	2007	$462,500	$0	$142,785	$1,659,420	$854,593	$0	$109,967	$3,229,265
	2006	$395,000	$0	$147,131	$274,791	$1,008,992	$0	$92,313	$1,918,227

Donald W. Layden, Jr. Senior Executive Vice President, General Counsel and Secretary	2008	$400,000	$0	$250,585	$617,844	$467,992	$14,931	$83,408	$1,834,760

*	Mr. Oliver began employment with Metavante as its chief financial officer in July 2007 and the 2007 information reflects his compensation from that date.
(1)	Base salary adjustments for Metavante’s executive officers generally are effective on January 1 of each year. However, in fiscal 2007, base salary adjustments were made as a result of employment agreements entered into with the following executive officers effective November 1, 2007 in connection with the Separation Transaction: Mr. Martire’s annual base salary increased from $550,000 to $675,000, Mr. D’Angelo’s from $375,000 to $425,000 and Mr. Hayford’s from $450,000 to $525,000. Mr. Layden also entered into an employment agreement in connection with the Separation Transaction with an initial base salary of $400,000. Mr. Oliver, who had an initial annual base salary of $370,000 (pro-rated for 2007), received a base salary adjustment January 1, 2008 to $385,000.
(2)	In the case of Mr. Oliver, the 2008 amount represents a retention bonus of $250,000 and the 2007 amount represents a $140,000 signing bonus. Other bonus amounts represent discretionary bonuses based on the chief executive officer of Metavante’s review of those executives’ performances and contributions to the over achievement of corporate objectives.
(3)	Represents the expense for restricted shares, as indicated, recognized by Metavante or M&I, as the case may be, in accordance with Financial Accounting Standard No. 123(R) (“FAS 123(R)”), which requires that compensation cost relating to share-based awards be recognized in the financial statements. The cost is measured based on the fair value of the awards. The values set forth in this column represent the dollar amounts recognized in accordance with FAS 123(R), disregarding the estimate of forfeitures for service-based vesting conditions. The expense recognized by the employer in accordance with FAS 123(R) may differ from the value that will eventually be realized by the named executive officers, which will be based on the market value of the common stock at the time of vesting of restricted shares. The assumptions used to determine the FAS 123(R) values are described in Note 11 to the Notes to the Consolidated Financial Statements contained in Metavante’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The 2008 expense attributable to stock awards granted in 2008 and the expense attributable to stock awards granted in prior years, respectively, for each named executive officer are as follows: Mr. Martire—$494,446 and $96,993; Mr. Oliver—$28,667 and $76,343; Mr. D’Angelo—$214,663 and $94,986; Mr. Hayford—$332,601 and $108,049; and Mr. Layden—$194,628 and $55,957.
(4)

Represents the expense for stock options, as indicated, recognized by Metavante or M&I, as the case may be, in accordance with FAS 123(R). The cost is measured based on the fair value of the awards. The values set forth in this column represent the dollar amounts recognized in accordance with FAS 123(R), disregarding the estimate of forfeitures for service-based vesting conditions. The expense recognized by the employer in accordance with FAS 123(R) may differ from the value that will eventually be realized by the named executive officers, which will be based on the market value of the common stock at the time of the exercise of stock options. The named executive officers will realize value in connection with the stock options only if and to the extent the price of the common stock exceeds the exercise price of the stock options at such time as the officers exercise the stock options. The assumptions used to determine the FAS 123(R) values are described in Note 11 to the Notes to the Consolidated Financial Statements contained in Metavante’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The 2008 expense attributable to option awards granted in 2008 and the expense attributable to option awards granted in prior years, respectively, for each named executive officer are as follows: Mr. Martire—$448,800 and $1,737,007; Mr. Oliver—$4,693 and $220,941; Mr. D’Angelo—$163,200 and $680,368; Mr. Hayford—$9,386 and $1,264,640; and Mr. Layden—$4,693 and $613,151. The entire expense amount for the 2008 grant for Messrs. Martire and D’Angelo was taken immediately because they are retirement eligible and based on the provisions of their awards, the options would vest immediately in the event they retire.

(5)	Amounts for fiscal 2008 were paid according to the provisions of the Metavante Incentive Compensation Plan as stated in the above “Summary Compensation Table”. Includes the following amounts for fiscal 2007 under the following plans: (a) the Metavante Corporation Management Incentive Plan: Mr. Martire—$735,872; Mr. Oliver—$205,596; Mr. D’Angelo—$450,612; and Mr. Hayford—$609,635; (b) the Metavante Corporation 2005-2007 Long-Term Incentive Plan: Mr. Martire—$408,264; Mr. D’Angelo—$244,958; and Mr. Hayford—$244,958. Includes the following amounts for fiscal 2006 under the following plans: (a) the Metavante Corporation Management Incentive Plan: Mr. Martire—$624,151; Mr. D’Angelo—$415,610; and Mr. Hayford—$513,906; (b) the Metavante Corporation Long-Term Incentive Plan: Mr. Martire—$365,225; Mr. D’Angelo—$146,090; and Mr. Hayford—$219,137; and (c) the Metavante Corporation Acquisition Incentive Plan: Mr. Martire—$398,407; Mr. D’Angelo—$562,500; and Mr. Hayford—$275,949.
(6)	Amount represents the above-market portion of the earnings on plan balances of the Metavante Executive Deferred Compensation Plan invested in the Lehman BB Index Rate, which was determined to be above-market earnings in accordance with SEC regulations. Totals earnings during the year ended December 31, 2008, based on the Lehman BB Index Rate for the named executive officers, were as follows: Mr. Martire—$349,907; Mr. Oliver—$4,481; Mr. D’Angelo—$203,252; Mr. Hayford—$178,893; and Mr. Layden—$42,526.
(7)	Includes: (a) a $18,400 contribution for 2008 by Metavante under the Metavante Retirement Program for each of Messrs. Martire, Oliver, D’Angelo, Hayford, and Layden; (b) the following employer contributions into Metavante’s executive deferred compensation plan based on compensation paid or deferred during 2008: Mr. Martire—$94,470; Mr. Oliver—$48,851; Mr. D’Angelo—$51,649; Mr. Hayford—$72,371; and Mr. Layden—$45,600. Perquisites were provided to each of the named executive officers. These perquisites included payment of club dues, personal financial planning, tax preparation and legal services and personal use of company cars. In 2008, the named executive officers were allowed to reimburse Metavante for such perquisites at the incremental cost of such perquisites to Metavante to the extent that limitations on personal use were exceeded. The aggregate unreimbursed value of the perquisites provided to the named executive officers were as follows: Mr. Martire—$36,294; Mr. Oliver—$34,075; Mr. D’Angelo—$25,231; Mr. Hayford—$23,883; and Mr. Layden—$19,408. For Mr. Martire, this includes club dues in the amount of $26,865. Executive officers’ spouses and immediate family members may accompany them on Metavante’s (or, prior to the Separation Transaction, M&I’s) aircraft using unoccupied space on flights that were already scheduled, and Metavante recognizes no incremental cost in connection with such use. All perquisites were valued for disclosure purposes at their incremental cost to Metavante in accordance with SEC regulations.

GRANTS OF PLAN-BASED AWARDS IN FISCAL 2008

Name	Grant Date	Approval Date	Type of Award	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares or Stock	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and
				Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Units (#)	Options (#)	Awards ($/Sh)	Option Awards
Frank R. Martire		01/16/08	Annual Cash-based(1)	$337,500	$675,000	$1,350,000
	01/30/08 (2)	01/16/08	Equity-Restr Stk							96,438			$2,158,282
	11/21/08 (3)	11/21/08	Equity-Stk Opts								110,000	$14.03	$448,800
	11/21/08 (4)	11/21/08	Equity-Perf Shares				9,167	36,667	73,334				$514,438

Timothy C. Oliver		01/16/08	Annual Cash-based(1)	$144,400	$288,800	$577,600
	01/30/08 (2)	01/16/08	Equity-Restr Stk							4,255			$95,227
	11/21/08 (3)	11/21/08	Equity-Stk Opts								45,000	$14.03	$183,600
	11/21/08 (4)	11/21/08	Equity-Perf Shares				3,750	15,000	30,000				$210,450

Frank G. D’Angelo		01/16/08	Annual Cash-based(1)	$190,000	$395,200	$760,000
	01/30/08 (2)	01/16/08	Equity-Restr Stk							42,140			$943,093
	11/21/08 (3)	11/21/08	Equity-Stk Opts								40,000	$14.03	$163,200
	11/21/08 (4)	11/21/08	Equity-Perf Shares				3,333	13,333	26,666				$187,062

Michael D. Hayford		01/16/08	Annual Cash-based(1)	$237,500	$475,000	$950,000
	01/30/08 (2)	01/16/08	Equity-Restr Stk							64,317			$1,439,414
	11/21/08 (3)	11/21/08	Equity-Stk Opts								90,000	$14.03	$367,200
	11/21/08 (4)	11/21/08	Equity-Perf Shares				7,500	30,000	60,000				$420,900

Donald W. Layden, Jr.		01/16/08	Annual Cash-based(1)	$150,000	$312,000	$600,000
	01/30/08 (2)	01/16/08	Equity-Restr Stk							37,902			$848,247
	11/21/08 (3)	11/21/08	Equity-Stk Opts								45,000	$14.03	$183,600
	11/21/08 (4)	11/21/08	Equity-Perf Shares				3,750	15,000	30,000				$210,450

(1)	Includes incentive awards under the Metavante Incentive Compensation Plan. Actual amounts paid under the Metavante Incentive Compensation Plan in 2008 are included in the “Non-Equity Incentive Plan Compensation” column of the “Summary Compensation Table” above.
(2)	Includes the following shares under the following scenarios: (a) a discretionary transition award to those individuals receiving an option award with the November 12, 2007 grant due to the exercise price of that grant being higher than the price paid by Warburg Pincus at the time of the Separation Transaction; the difference in value was determined by multiplying the $2.30 per share price difference by the number of options granted and then discounting by 40% to approximate the current value. This value was converted to restricted shares as follows: Mr. Martire—45,592 shares; Mr. Oliver—4,255 shares; Mr. D’Angelo—16,717; Mr. Hayford—34,954 shares; and Mr. Layden—16,717 shares; and (b) restricted shares awarded as a result of the termination of the 2006-2008 and the 2007-2009 Metavante Corporation Long Term Incentive plans as follows: Mr. Martire—50,846; Mr. D’Angelo—25,423; Mr. Hayford—29,363; and Mr. Layden—21,185. Please refer to “Compensation Discussion and Analysis – Long Term Compensation” for further details. Awards vest pro-rata over three years.
(3)	The Compensation Committee approved the stock option awards under the Metavante 2007 Equity Incentive Plan on November 21, 2008. The options vest in 25% increments on each of the first four grant date anniversaries. The exercise price was based on the fair market value of Metavante common stock at the close of business on the November 21, 2008 grant date.
(4)	The Compensation Committee approved the performance share awards under the Metavante 2007 Equity Incentive Plan on November 21, 2008. Please refer to “Compensation Discussion and Analysis – 2008 Equity Awards” for further details.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Option Awards (2)							Stock Awards (3)(4)
	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Unites of Stock That Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (1)
Frank R. Martire	10/27/2004	119,062				$23.79	10/27/2014
	10/28/2005	119,062				$24.28	10/28/2015
	10/30/2006	71,436	35,719	(2a)		$27.26	10/30/2016	2,250	(3a)	$36,248
	11/12/2007	375,000	375,000	(2b)		$23.33	11/12/2017
	01/30/2008							96,438	(3b)	$1,553,616
	11/21/2008		110,000	(2c)		$14.03	11/21/2018				36,667	$590,705

Timothy C. Oliver	07/23/2007	14,699	29,398	(2a)		$25.11	07/23/2017
	11/12/2007	35,000	35,000	(2b)		$23.33	11/12/2017	17,144	(3a)	$276,190
	01/30/2008							4,255	(3b)	$68,548
	11/21/2008		45,000	(2c)		$14.03	11/21/2018				15,000	$241,650

Frank G. D’Angelo	10/27/2003	52,916				$19.73	10/27/2013
	10/27/2004	59,531				$23.79	10/27/2014
	10/28/2005	59,531				$24.28	10/28/2015
	10/30/2006	35,718	17,859	(2a)		$27.26	10/30/2016	1,124	(3a)	$18,108
	11/12/2007	137,500	137,500	(2b)		$23.33	11/12/2017
	01/30/2008							42,140	(3b)	$678,875
	11/21/2008		40,000	(2c)		$14.03	11/21/2018				13,333	$214,795

Michael D. Hayford	10/25/2002	70,555				$16.19	10/25/2012
	10/27/2003	52,916				$19.73	10/27/2013
	10/27/2004	59,531				$23.79	10/27/2014
	10/28/2005	59,531				$24.28	10/28/2015
	10/30/2006	44,096	22,049	(2a)		$27.26	10/30/2016	1,399	(3a)	$22,538
	11/12/2007	287,500	287,500	(2b)		$23.33	11/12/2017
	01/30/2008							64,317	(3b)	$1,036,147
	11/21/2008		90,000	(2c)		$14.03	11/21/2018				30,000	$483,300

Donald W. Layden, Jr.	10/27/2004	29,986				$23.79	10/27/2014
	10/28/2005	33,072				$24.28	10/28/2015
	10/30/2006	22,048	11,024	(2a)		$27.26	10/30/2016	699	(3a)	$11,261
	11/12/2007	137,500	137,500	(2b)		$23.33	11/12/2017
	01/30/2008							37,902	(3b)	$610,601
	11/21/2008		45,000	(2c)		$14.03	11/21/2018				15,000	$241,650

(1)	In accordance with SEC rules, amounts are based on a per share value of $16.11, which was the fair market value of Metavante common stock at the close of business on December 31, 2008.
(2)	All stock option awards granted prior to the November 12, 2007 option grant were adjusted to reflect the Separation Transaction. Options that were not exercised prior to the closing of the Separation Transaction were converted to Metavante stock based on a conversion ratio. See Note 11 to the Notes to the Consolidated Financial Statements contained in Metavante’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 for a discussion of the conversion. The exercise price for all option awards, with the exception of the November 12, 2007 award, was based on the fair market value of Metavante common stock at the close of business on the date of the grant. The exercise price for the November 12, 2007 award was based on the daily volume-weighted average price of Metavante common stock over the five business day period from November 6, 2007 through November 12, 2007.
2(a)	Options become exercisable based on three-year pro-rata annual increments starting on the first anniversary of the date of grant. All unexercisable options for Messrs. Martire, D’Angelo, Hayford, and Layden will vest on October 30, 2009. Mr. Oliver’s options will vest as follows: 14,699 options on each of July 23, 2009 and July 23, 2010.
2(b)	25% of the award vested immediately upon grant with an additional 25% vesting on each of the first three anniversaries of the grant date. Unexercisable options vest as follows: Mr. Martire—187,500 options; Mr. Oliver—17,500 options; Mr. D’Angelo—68,750 options; Mr. Hayford—143,750 options; and Mr. Layden—68,750 options on each of November 12, 2009 and November 12, 2010.
2(c)	The Compensation Committee approved stock option awards under the Metavante 2007 Equity Incentive Plan on November 21, 2008. Options vest in 25% increments on each of the first four anniversaries of the grant date as follows: Mr. Martire—27,500 options; Mr. Oliver—11,250 options; Mr. D’Angelo—10,000 options; Mr. Hayford—22,500 options; and Mr. Layden—11,250 options on each of November 21, 2009, November 21, 2010, November 21, 2011, and November 21, 2012.
(3)	Restricted stock awarded prior to the November 12, 2007 awards were also adjusted to reflect the Separation Transaction. Restricted shares that were not vested prior to the Separation Transaction were converted to Metavante stock based on the conversion ratio which was determined to be one Metavante share for every three M&I shares. See Note 11 to the Notes to the Consolidated Financial Statements contained in Metavante’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 for further discussion of the conversion.
3(a)	Shares vest pro-rata on the third, fourth, and fifth anniversaries of the award date as follows: Mr. Martire—750 shares; Mr. D’Angelo—374 shares; Mr. Hayford—466 shares; and Mr. Layden—233 shares on October 30, 2009; Mr. Martire—750 shares; Mr. D’Angelo—375 shares; Mr. Hayford—466 shares; and Mr. Layden—233 shares on October 30, 2010; and Mr. Martire—750 shares; Mr. D’Angelo—375 shares; Mr. Hayford—467 shares; and Mr. Layden—233 shares on October 30, 2011. Metavante entered into an agreement with Mr. Oliver to provide restricted shares upon Metavante becoming a separately-traded, public company which vest according to the M&I vesting schedule as follows: 5,714 shares on each of November 12, 2010 and November 12, 2011 and 5,716 shares on November 12, 2012.
3(b)	The Transition Award, granted in the form of restricted shares, vest as follows: Mr. Martire—32,146 shares; Mr. Oliver—1,418 shares; Mr. D’Angelo—14,046 shares; Mr. Hayford—21,439 shares; and Mr. Layden—12,634 shares on January 30, 2009; Mr. Martire—32,146 shares; Mr. Oliver—1,418 shares; Mr. D’Angelo—14,047 shares; Mr. Hayford—21,439 shares; and Mr. Layden—12,634 shares on January 30, 2010; and Mr. Martire—32,146 shares; Mr. Oliver—1,419 shares; Mr. D’Angelo—14,047 shares; Mr. Hayford—21,439 shares; and Mr. Layden—12,634 shares on January 30, 2011. Please refer to “Compensation Discussion and Analysis—Long Term Compensation – Transition Awards” for further information.
(4)	The Compensation Committee approved performance share awards under the Metavante 2007 Equity Incentive Plan, as amended, on November 21, 2008. Shares vest based on Metavante’s share price performance relative to the performance of the S&P Mid Cap 400 Index over the three year performance period. The “Outstanding Equity Awards at Fiscal Year-End” table above shows “at target” awards. The actual number of shares paid out will be interpolated between established achievement levels. Please refer to “Compensation Discussion and Analysis – 2008 Equity Awards” for further information.

OPTION EXERCISES AND STOCK VESTED IN FISCAL 2008

	Option Awards		Stock Awards (1)
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Frank R. Martire	—	$—	2,500	$29,675
Timothy C. Oliver	—	$—	—	$—
Frank G. D’Angelo	—	$—	1,250	$14,838
Michael D. Hayford	—	$—	1,250	$14,838
Donald W. Layden, Jr.	—	$—	700	$8,309

(1)	All shares vested on October 27, 2008. The fair market value of Metavante common stock at the close of business on such date was $11.87 per share.

PENSION BENEFITS

We do not provide any defined benefit pension plans for our named executive officers.

NONQUALIFIED DEFERRED COMPENSATION

Metavante Executive Deferred Compensation Plan

Metavante established the Metavante Executive Deferred Compensation Plan (the “Deferred Compensation Plan”) to provide similar benefits to the deferred compensation plans previously sponsored by M&I (the “Prior Deferred Compensation Plan”). The benefits accrued by Metavante employees and former employees under the Prior Deferred Compensation Plan have been transferred to the Deferred Compensation Plan. In addition, employee deferrals and employer contributions are credited for service rendered to Metavante in accordance with the terms and provisions of the Plan.

The Deferred Compensation Plan provides selected key employees, including the named executive officers, with the ability to defer up to 80% of their base salary and up to 100% of their annual incentive payment. In the event that a participant’s deferrals under the Deferred Compensation Plan reduce the employer contributions that the participant would receive in the Metavante tax-qualified retirement plan, Metavante will credit an amount equal to the reduction to the participant’s account under this Deferred Compensation Plan. In addition, as a result of limitations contained in Sections 401(a)(17) and/or 415 of the Code, or as a result of amounts deferred under the Deferred Compensation Plan, if the contributions made to the profit sharing and/or matching contribution component of the Metavante tax-qualified retirement plan on behalf of a participant are reduced, Metavante will credit an amount equal to such reduction to a separate subaccount (the “SERP Account”) within the Deferred Compensation Plan.

Each participant’s account in the Deferred Compensation Plan is fully vested, except for the portion attributable to the SERP Account. The portion of the SERP Account attributable to amounts contributed for: (a) years prior to 2007 will vest after the participant has five years of vesting service, (b) for 2007 will vest after the participant has three years of vesting service and (c) for 2008 and later years will vest after the participant has two years of vesting service.

Participants in the Deferred Compensation Plan may choose from the Deferred Compensation Investment Options. The percentage allocated to any investment option may not be less than 10% and elections may be changed semi-annually.

A Deferred Compensation Plan participant’s vested account balance, which includes the vested portion of the participant’s SERP Account, will be paid in cash to the participant (or, in the event of the participant’s death, to the participant’s beneficiary), commencing on February 15 following the year in which separation from service occurs or such later date as may be required to comply with Section 409A of the Code (the “Distribution Date”). The vested account will be paid in a single lump sum unless the participant has elected to receive the account in 5, 10 or 15 annual installments. Earnings (or losses) will continue to accrue on the account during any period of installment payments. Notwithstanding the foregoing, Metavante will automatically distribute a participant’s account if the balance is less than the amount described in Section 402(g)(1)(B) of the Code. A payment may be delayed if necessary to comply with Section 162(m) or Section 409A of the Code. If a participant separates from service within one year following a change in control (as defined in the Deferred Compensation Plan), the participant’s account will be distributed in a lump sum on the first day of the seventh month after the separation from service, unless the separation from service is due to death or disability, in which event the distribution will be made no later than 45 days after separation from service.

	Executive Contributions in 2008	Registrant Contributions in 2008	Aggregate Earnings in 2008	Aggregate Withdrawals/ Distributions	Aggregate Balance at December 31, 2008
Name (1)	($)	($)	($) (2)	($)	($) (3)
Frank R. Martire	$588,698	$148,451	$277,671	$0	$4,861,140
Timothy C. Oliver	$23,100	$67,641	$4,481	$0	$95,222
Frank G. D’Angelo	$315,428	$87,547	$193,807	$0	$2,750,883
Michael D. Hayford	$662,135	$114,391	$169,449	$0	$2,469,506
Donald W. Layden, Jr.	$100,000	$63,867	$37,234	$0	$596,914

(1)	All executive contributions and employer contributions have been reported in the Summary Compensation Table in either current or prior years, except with respect to Mr. Layden, in which case only $45,600 in 2008 has been reported in the Summary Compensation Table.
(2)	The Metavante Executive Deferred Compensation Plan permits participants to choose from three investment options: (a) a fixed rate option equal to the Lehman BB Index Rate for the month of September of the previous year, (b) an equity option equal to the total return of the S&P 500 Index and (c) an investment option with a return equal to the total return on Metavante common stock (the “Deferred Compensation Investment Options”). Under SEC regulations, interest on deferred compensation is above-market only if the company’s established rate exceeds 120% of the applicable federal long-term rate (“AFR”) with compounding at the rate that corresponds most closely to the rate under the company’s plan. One of the investment vehicles utilized in the Metavante Executive Deferred Compensation Plan is the Lehman BB Index Rate. The established interest rate for 2008 was 8.06%, which was more than 120% in excess of the AFR. Above-market earnings as reported in the “Summary Compensation Table” were as follows: Mr. Martire-$122,853; Mr. Oliver-$1,573; Mr. D’Angelo-$71,362; Mr. Hayford-$62,809; and Mr. Layden-$14,931.
(3)	Executives were eligible to participate in M&I’s deferred compensation plan prior to the Separation Transaction and in the Metavante Executive Deferred Compensation Plan thereafter. Balances in M&I’s plan were transferred to the Metavante plan upon completion of the Separation Transaction. Because Mr. Oliver began employment with Metavante in July 2007, a portion of his account ($63,971) remains unvested as of December 31, 2008. The vesting schedule for employer contributions and any gain/loss are as follows: the 2008 401(k) match requires two years of vesting service; the 2007 profit sharing contribution requires three years of vesting service; and the 2007 401(k) match vested immediately.

Potential Payments Upon Termination or Change of Control

Employment Agreements

Metavante entered into employment agreements with Messrs. Martire, D’Angelo, Hayford and Layden in connection with the Separation Transaction from M&I and in order to ensure continuity and stability. The employment agreements establish a base salary, a target annual bonus (based on a percentage of base salary), and other benefits and perquisites, in accordance with Metavante’s policies.

The employment agreements for Messrs. Martire and Hayford have an initial term of three years. The employment agreements for Messrs. D’Angelo and Layden have an initial term of two years. The agreements automatically renew for consecutive one-year terms unless either party gives written notice of an intention not to renew at least 60 days prior to any expiration date. Under the employment agreements, each executive is entitled to a base salary, which will be reviewed annually for increase by the Metavante Compensation Committee, as well as to certain employee benefits, in accordance with Metavante’s policies for senior executives. The employment agreements provide for incentive compensation, at Metavante’s discretion, based on performance.

The employment agreements subject each executive to customary ongoing confidentiality and work product obligations and to non-competition and non-solicitation covenants while employed by Metavante and for one year after termination of employment for any reason. The employment agreements also provide that each executive shall receive such perquisites as are provided by Metavante to its senior executive officers.

The employment agreements provide that the base salary amounts may be increased, but generally may not be reduced. The target annual bonuses for 2008, as a percentage of base salary, are as follows: Mr. Martire—100%; Mr. D’Angelo—90%; Mr. Hayford—90% and Mr. Layden—75%. The actual bonuses are between zero and 200% of the target, depending on the achievement of performance objectives.

If the employment agreements are terminated by Metavante without “cause” or by the executive with “good reason,” the executive will receive:

•	the executive’s earned but unpaid base salary and accrued but unused vacation pay, as well as reimbursement for certain business expenses incurred but not yet reimbursed by Metavante;

•	a lump sum cash severance payment equal to the product of two times the sum of (a) the executive’s base salary and (b) the executive’s target annual bonus;

•

the pro rata portion of executive’s annual bonus which would have been paid to the executive for the year of termination based on actual performance as determined at the discretion of the Metavante Compensation Committee;

•	accelerated vesting of all time-based vesting awards under the Metavante 2007 Equity Incentive Plan, as amended, that would have become vested within one year of the termination date;

•

to the extent the executive’s termination occurs within one year prior to the conclusion of a performance-based vesting cycle for a performance-based award under the Metavante 2007 Equity Incentive Plan, as amended, the executive’s award will remain eligible for vesting based on actual performance (determined at the end of the performance-based vesting cycle), provided that such eligibility for vesting will be limited to a pro-rated portion of the award based on the executive’s period of service during the applicable performance period;

•	continuation of welfare benefits for 24 months following termination, subject to certain restrictions in the event the executive obtains other employment providing for such benefits; and

•	outplacement services from a provider selected by the executive at a cost which shall not exceed $25,000.

Payment of all or part of the lump sum cash severance may be delayed for six months following termination if required by Section 409A of the Code. Payment of severance benefits are subject to the executive’s execution of a release of claims against Metavante.

“Cause” is defined in the employment agreements as: (a) the executive’s willful refusal to perform in any material respect his duties and responsibilities or a failure to comply in any material respect with Metavante’s policies and procedures, (b) any conduct by the executive which is materially injurious to Metavante or Metavante’s business reputation, (c) the executive’s conviction of, or plea of guilty or nolo contendere to, a felony or other crime (except for misdemeanors which are not materially injurious to, or to the business reputation of, Metavante) or (d) fraud or other illegal conduct in the performance of the executive’s duties.

“Good reason” is defined in the employment agreements as: (a) any reduction in the executive’s base salary or target annual bonus, (b) the relocation of the offices at which he is principally employed by greater than 30 miles, (c) a material diminution in his title, (d) if he is or becomes a director of Metavante, his removal as a director or the failure to re-elect him as a director, (e) his removal from Metavante’s Executive Committee, (f) notice of nonrenewal of employment given by Metavante or (g) a material breach of a material provision of the employment agreement by Metavante.

The following table sets forth the estimated current value of benefits that would have been payable under the employment agreements with Messrs. Martire, D’Angelo, Hayford and Layden upon a termination without cause or by the executive for good reason at December 31, 2008. These amounts are estimates only and do not necessarily reflect the actual amounts that would be paid to the executives; the actual amounts would be known only at the time that they would become eligible for payment.

ILLUSTRATION OF PAYMENTS UPON A TERMINATION WITHOUT CAUSE OR BY EXECUTIVE FOR GOOD

REASON UNDER EMPLOYMENT AGREEMENTS

Name of Executive Officer	Severance (1)	Bonus (2)	Early Vesting of Equity Awards (3)	Early Vesting of Performance- Based Awards (4)	Continued Welfare Benefits (5)	Outplacement (6)	Total
Frank R. Martire	$2,700,000	$—	$789,445	$—	$34,720	$25,000	$3,549,165
Frank G. D’Angelo	$1,610,000	$—	$330,851	$—	$34,720	$25,000	$2,000,571
Michael D. Hayford	$2,000,000	$—	$418,786	$—	$35,099	$25,000	$2,478,885
Donald W. Layden, Jr.	$1,400,000	$—	$240,235	$—	$35,099	$25,000	$1,700,334

(1)	The severance amount is a lump sum cash payment equal to the product of two times the sum of (a) the executive’s base salary at December 31, 2008 and (b) the executive’s target bonus for 2008.
(2)	An executive employed through December 31, 2008 would be entitled to the 2008 annual bonus without regard to any termination, so the pro-rata provision in the employment agreement would not result in any subsequent payment.
(3)	Represents the value of the time-based equity awards that would have become vested within one year of termination and, in accordance with SEC rules, is based on a closing stock price on December 31, 2008 of $16.11 per share. Only options granted on November 21, 2008 are included. No value is included for all other options because the exercise price for each of the remaining stock options subject to acceleration exceeds $16.11. All shares of M&I restricted stock held by the executive as of November 1, 2007 were treated the same as all other outstanding shares of M&I common stock as of that date (receiving one share of Metavante common stock and three shares of M&I common stock for every three shares of M&I common stock), except that each share of Metavante common stock and M&I common stock received with respect to these shares remained subject to the same restrictions as the corresponding shares of M&I restricted stock to which it related and continued to be subject to the terms of the applicable M&I equity plan. The value above includes the value of each Metavante restricted share subject to acceleration multiplied by $16.11 and the value of each M&I restricted share subject to acceleration multiplied by the closing stock price for M&I on December 31, 2008 of $13.64.
(4)	No amount is included for the performance shares authorized on November 21, 2008 because the performance period covered is from January 1, 2009 to December 31, 2011.
(5)	Represents the estimated value of continued welfare benefits (health, dental, vision, life and disability) for 24 months following termination.
(6)	The employment agreements provide for outplacement services at a cost not to exceed $25,000.

The employment agreements provide that if the executive’s employment is terminated as a result of the executive’s death, the executive’s estate or beneficiary, as applicable, will receive six months of annual base salary which will be paid on a monthly basis over the six-month period following the month of the executive’s death. In the event of death at December 31, 2008, the payments to Messrs. Martire, D’Angelo, Hayford and Layden would have been $337,500, $212,500, $262,500 and $200,000, respectively. In addition, the executive’s family will receive benefits at least equal to the most favorable benefits provided by Metavante to surviving families of peer executives of Metavante under such plans, programs, practice and policies relating to family death benefits, if any, as in effect with respect to such peer executives and their families at any time during the 12-month period ending on the date of the executive’s death. The value of the continued benefits for 12 months is approximately $16,500.

In the event of a change of control (as defined below), the employment agreements will cease to be of any force and effect, and, instead, any payments that an executive may be entitled to as a result of termination of employment will be paid pursuant to the executive’s change of control agreement as described below.

Mr. Oliver, who has an offer letter and not an employment agreement, had a base annual salary for 2008 of $385,000 and a target annual bonus for 2008 of $288,800, Mr. Oliver received a retention bonus in 2008 of $250,000 on the one-year anniversary of his hire date. Mr. Oliver also received a payout of $524,009 under the 2008 annual incentive plan.

Equity Awards

The 2008 option grants vest immediately upon the executive’s retirement, which is defined as a termination of employment without cause on or after age 55 if the sum of the executive’s age at termination of employment and years of service with Metavante total 65 or more. Messrs. Martire and D’Angelo are retirement eligible and based on the provisions of their awards, the options would vest immediately in the event they retire. The value to Messrs. Martire and D’Angelo of the accelerated vesting of the unvested options had they retired on December 31, 2008 (based on a year-end stock price of $16.11 for Metavante) would have been as follows: Mr. Martire—$228,800 and Mr. D’Angelo—$83,200.

Certain stock options and restricted stock held by executives become fully vested in the event of the executive’s death or disability. The value to each named executive officer of the accelerated vesting of any unvested options and restricted stock (including M&I restricted stock relating to grants prior to the Separation Transaction) had any of these situations occurred on December 31, 2008 (based on a year-end stock price of $16.11 for Metavante stock and a year-end price of $13.64 for M&I stock) would have been as follows: Mr. Martire—$1,910,734; Mr. Oliver—$438,338; Mr. D’Angelo—$826,234; Mr. Hayford—$1,303,189; and Mr. Layden—$744,122.

Change of Control Agreements

In connection with the closing of the Separation Transaction, and in order to ensure management continuity and stability, Metavante entered into change of control agreements with certain executive officers, including the named executive officers. If a change of control occurs, the agreement becomes effective and continues for one to three years after the date of the change of control. The Metavante change of control agreements provide for specified benefits if, after a change of control of Metavante occurs, the executive officer voluntarily terminates employment for “good reason” or is involuntarily terminated without “cause” as defined in these agreements.

Under the change of control agreements, “change of control” is generally defined, subject to certain exceptions, as:

•	the acquisition by any person other than Warburg Pincus of 33% or more of the then-outstanding shares of Metavante common stock or the then-outstanding Metavante voting securities;

•	the change in composition of at least a majority of Metavante’s current board of directors;

•	the reorganization, merger, statutory share exchange or consolidation of Metavante, unless certain conditions are met; or

•	the consummation of a complete liquidation or dissolution of Metavante or the sale or other disposition of all or substantially all of the assets of Metavante, unless certain conditions are met.

“Good reason” is generally defined as a reduction of the executive’s base salary or target short-term incentive opportunity; Metavante’s failure to provide the executive with the same long-term incentive opportunities or benefits (including retirement plans) provided to other peer executives of the entity which employs the executive after the change of control; transferring the executive to a primary work location that is more than 30 miles farther away from the executive’s residence than the primary work location immediately prior to the change of control; a material diminution of the executive’s title from the title prior to the change of control; or a material adverse change, without the executive’s consent, in the executive’s working conditions or status with Metavante.

“Cause” is generally defined in the change of control agreements as the executive’s willful, deliberate and continual failure to substantially perform the executive’s duties where such failure constitutes gross misconduct and results in (or was intended to result in) demonstrable material injury, monetary or otherwise, to Metavante, or the executive commits acts of fraud and dishonesty constituting a felony, as determined by a final judgment or order of a court of competent jurisdiction, that results in gain to, or enrichment of, the executive at the expense of Metavante.

Upon a termination for good reason or without cause, the executive officer is entitled to a lump sum cash payment consisting of:

•	accrued but unpaid base salary and vacation accrued but not taken;

•

the higher of (a) the average annualized bonuses paid or payable to the executive in respect of the three fiscal years prior to the change of control or (b) the annualized bonus paid or payable for the most recently completed fiscal year prior to the year in which the termination occurs (such amount being the “highest annual bonus”), prorated for the fiscal year in which the termination occurs;

•

three or two times (consistent with the length of the term of the change of control agreement) the sum of (a) the executive’s annual base salary (including certain deferred amounts) and (b) the highest annual bonus;

•	a payment equal to the retirement benefits lost for three or two years (consistent with the length of the term of the change of control agreement); and

•	three or two times (consistent with the length of the term of the change of control agreement) the value of certain other fringe benefits.

In addition, the executive is entitled to continue medical and dental benefits for 36 or 24 months (consistent with the length of the term of the change of control agreement) after the date of termination and has the right to purchase his company car, if any, at its fair market value. After the end of such period, Messrs. Martire, D’Angelo, Hayford and Layden will be deemed to be eligible for the most favorable retiree health benefits plan maintained by Metavante from time to time thereafter. Furthermore, each outstanding non-performance based stock option granted to the executive automatically vests in the event of a termination for good reason or without cause following a change in control.

Subject to certain limitations, the Metavante change of control agreements also provide for “gross-up” payments to certain executives in the event payments to the executive under the agreement are subject to the excise tax provided for under Section 4999 of the Code, or any similar federal, state or local tax which may be imposed (the “excise tax”), in an amount such that the executive officer will be in the same after-tax position as if no 20% excise tax under Section 4999 had been imposed. However, if the applicable excise tax could be avoided by reducing the executive’s payment under the change of control agreement by $50,000 or less, and if the executive would be in a better after-tax position than if no reduction were made, then the executive is not entitled to any gross-up.

The change of control agreements also require Metavante to pay certain legal expenses incurred by the executive officer in connection with enforcing his or her rights under the agreement or disputing Metavante’s decision to terminate him or her or the gross-up payments paid thereunder.

Payment of all or part of the lump sum cash payment to an executive may be delayed for six months following termination if required by Code Section 409A. Severance payments and benefits are subject to the executive officer’s execution and non-revocation of a release of claims against Metavante.

The following table describes the potential payments and benefits upon a termination for good reason or an involuntary termination without cause following a change of control, as if each executive’s employment terminated as of December 31, 2008. These amounts are hypothetical and do not necessarily reflect the actual amounts that would be paid to the executives (including any payments that may be made upon the consummation of the proposed FIS merger transaction); the actual amounts would be known only at the time that they would become eligible for payment.

ILLUSTRATION OF PAYMENTS UPON A TERMINATION WITHOUT CAUSE OR BY EXECUTIVE FOR GOOD

REASON UNDER CHANGE OF CONTROL AGREEMENTS

Name of Executive Officer (1)	Severance (2)	Bonus (3)	Accelerated Equity Vesting (4)	Value of Lost Retirement Benefits (5)	Continued Health Benefits (6)	Lost Fringe Benefits (7)	Estimated Tax Gross-Up (8)	Total
Frank R. Martire	$4,232,616	$735,872	$1,910,734	$707,170	$48,650	$33,294	$2,300,758	$9,969,094
Timothy C. Oliver	$1,592,384	$411,192	$438,338	$137,647	$25,642	$31,825	$841,260	$3,478,288
Frank G. D’Angelo	$1,751,220	$450,610	$826,234	$282,822	$32,434	$22,981	$836,109	$4,202,410
Michael D. Hayford.	$3,403,905	$609,635	$1,303,189	$460,739	$49,219	$20,883	$1,617,041	$7,464,611
Donald W. Layden, Jr.	$2,400,000	$400,000	$744,122	$236,793	$49,219	$17,158	$1,262,845	$5,110,137

(1)	The agreements have the following terms: Messrs. Martire, Hayford and Layden—three years and Messrs. D’Angelo and Oliver—two years.
(2)	Represents three or two times (consistent with the length of the term of the change of control agreement) the sum of: (a) the executive’s annual base salary (including certain deferred amounts) and (b) the highest annual bonus (as defined below).
(3)	This represents the higher of (a) the average annualized bonuses paid or payable to the executive by Metavante in respect of the three fiscal years prior to the change of control or (b) the annualized bonus paid or payable for the most recently completed fiscal year prior to the year in which the termination occurs (such amount being the “highest annual bonus”), prorated for the fiscal year in which the termination occurs.
(4)	In the event of a termination without cause following a change of control, all outstanding restricted stock and stock options become fully vested. Only options granted on November 21, 2008 are included. In accordance with SEC rules, no value is included for all other options because the exercise price for each of the remaining stock options subject to acceleration exceeds the $16.11 closing price of a share of common stock on December 31, 2008. All shares of M&I restricted stock held by the executive as of November 1, 2007 were treated the same as all other outstanding shares of M&I common stock as of that date (receiving one share of Metavante common stock and three shares of M&I common stock for every three shares of M&I common stock), except that each share of Metavante common stock and M&I common stock received with respect to these shares remained subject to the same restrictions as the corresponding shares of M&I restricted stock to which it related and continued to be subject to the terms of the applicable M&I equity plan. The value above includes the value of each Metavante restricted share subject to acceleration multiplied by $16.11, the closing price of a share of Metavante common stock on December 31, 2008, and the value of each M&I restricted share subject to acceleration multiplied by $13.64, the closing price of a share of M&I common stock on December 31, 2008. No amount is included for the long-term performance equity awards authorized on November 21, 2008 because the performance period had not yet started as of December 31, 2008. In November 2008, after reviewing information prepared by Mercer relating to certain option exercise practices of other publicly traded companies, the Compensation Committee approved the extension of the post-termination option exercise period following a change of control from 90 days to five years. The Committee concluded, upon consultation with Mercer, that an extension of the exercise period upon termination for a reason other than cause (including for the executives with employment agreements, termination of employment for “good reason”) following a change of control would be consistent with the practices of other companies and appropriate in light of the accelerating consolidation in the market.
(5)	Represents the value of lost retirement benefits for three or two years (consistent with the applicable term of the change of control agreement).
(6)	Represents the value of continued medical and dental benefits for three or two years (consistent with the applicable term of the change of control agreement).
(7)	Represents the additional income reflected on the executive’s W-2 attributable to the car or car allowance provided to executive and club dues paid by Metavante for three or two years (consistent with the term of the change of control agreement).
(8)	The estimated tax gross up is based on the 20% excise tax, grossed up for estimated taxes, on the amount of severance and other benefits.

The change of control agreements provide that if the executive’s employment is terminated as a result of the executive’s death during the term of the change of control agreement, the executive’s estate or beneficiary, as applicable, will receive six months of the executive’s annual base salary. In the event of their hypothetical death at December 31, 2008, the following payments would be due: Mr. Martire—$337,500; Mr. Oliver—$192,500; Mr. D’Angelo—$212,500; Mr. Hayford—$262,500; and Mr. Layden—$200,000. In addition, in the event of executive’s death or disability, the executive’s family will receive benefits at least equal to the most favorable benefits provided by Metavante to surviving families of peer executives of Metavante and its affiliates under such plans, programs, practice and policies relating to family death benefits, if any, as in effect with respect to such peer executives and their families at any time during the 12-month period preceding the change of control. The value of the continued benefits for 12 months is approximately $12,000 to $16,500.

DIRECTOR COMPENSATION

Set forth below is a summary of the compensation paid to each director that was not an employee of Metavante in fiscal 2008. The following table does not include Messrs. Hayford and Martire, who are executive officers, as well as directors, of Metavante and who did not receive additional compensation for service on Metavante’s board of directors in 2008. The compensation arrangements for Messrs. Hayford and Martire are discussed under “Executive Compensation” in this Amendment No. 1.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($)(2)(3)	Option Awards ($)(3)(4)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(5)	All Other Compensation ($)	Total ($)
David A. Coulter (6)	$59,000	$90,029	$11,598	$0	$0	$0	$160,627
L. Dale Crandall (7)	$75,500	$30,010	$13,671	$0	$0	$0	$119,181
Stephan A. James(6)(7)	$63,500	$30,010	$13,671	$0	$0	$0	$107,181
Ted D. Kellner (8)	$56,000	$30,010	$13,671	$0	$0	$0	$99,681
Dennis J. Kuester	$100,000	$30,010	$13,671	$0	$2,406	$0	$146,198
Shantanu Narayen (6)	$51,500	$30,010	$13,671	$0	$0	$0	$95,181
Dianne M. Neal (7)(8)	$54,500	$30,010	$13,671	$0	$0	$0	$98,181
James Neary (8)	$48,500	$90,029	$11,598	$0	$0	$0	$150,127
Adarsh Sarma (8)	$48,500	$90,029	$11,598	$0	$0	$0	$150,127

(1)	Includes the lead director retainer, annual retainer, annual committee and annual chairmanship fees. Includes amounts voluntarily deferred by the director under the Metavante Directors Deferred Compensation Plan.
(2)	Represents the expense for restricted stock units recognized by Metavante in accordance with FAS 123(R), which requires that compensation cost relating to share-based awards be recognized in the financial statements. The cost is measured based on the fair value of the awards. The values set forth in this column represent the dollar amounts recognized in accordance with FAS 123(R) with respect to fiscal 2008. The assumptions used to determine the FAS 123(R) values are described in Note 11 to the Notes to the Consolidated Financial Statements of Metavante contained in Metavante’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The 2008 grant date fair value, computed in accordance with FAS 123(R) of the restricted stock units received by each of Messrs. Crandall, James, Kellner, Kuester and Narayen and Ms. Neal was $30,010; and by each of Messrs. Coulter, Neary and Sarma was $90,029.
(3)	Each director that was not an employee of Metavante had the following equity awards outstanding as of the end of fiscal 2008:

Name	Option Awards
Number of Securities Underlying Unexercised Options (#)
David A. Coulter (A)	13,500
L. Dale Crandall	13,200
Stephan A. James	13,200
Ted D. Kellner (B)	13,200
Dennis J. Kuester (B)	13,200
Shantanu Narayen	13,200
Dianne M. Neal	13,200
James Neary (A)	13,500
Adarsh Sarma (A)	13,500

The options vest in equal annual installments over four years and expire on the earlier of (a) 10 years from the date of grant or (b) three years after termination of service as a director. The options are exercisable in full upon termination of service within two years after a change of control of Metavante. Any unvested options are forfeited upon termination of service. Each director was granted 6,100 options on November 21, 2008.

(A)	Stock option grants were made to Messrs. Coulter, Neary and Sarma on February 25, 2008 for their fourth quarter 2007 service. These amounts represent awards that were granted subsequent to the end of the year.
(B)	For Messrs. Kellner and Kuester, the amounts shown are only with respect to compensation received by them for services as a director of Metavante and do not include stock or options owned by those individuals in other capacities or as a result of events other than their service on the board of directors of Metavante.

(4)	Represents the expense for stock options recognized by Metavante in accordance with FAS 123(R), which requires that compensation cost relating to share-based awards be recognized in the financial statements. The cost is measured based on the fair value of the awards. The values set forth in this column represent the dollar amounts recognized in accordance with FAS 123(R) with respect to fiscal 2008, disregarding the estimate of forfeitures for service-based vesting conditions. The expense recognized by Metavante in accordance with FAS 123(R) may differ from the value that will eventually be realized by the directors. The directors will realize value in connection with the stock options only if and to the extent the price of the common stock exceeds the exercise price of the stock options at such time as the directors exercise the stock options. The assumptions used to determine the FAS 123(R) values are described in Note 11 to the Notes to the Consolidated Financial Statements of Metavante contained in Metavante’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The grant date fair value, computed in accordance with FAS 123(R), of the options received by each of Messrs. Crandall, James, Kellner, Kuester and Narayen and Ms. Neal was $24,888; and by each of Messrs. Coulter, Neary and Sarma was $77,280.

(5)	Amount represents the above-market portion of the earnings on plan balances of the Metavante Directors Deferred Compensation Plan invested in the Lehman BB Index Rate, which was determined to be above-market earnings in accordance with SEC regulations.
(6)	Member of the Compensation Committee, of which Mr. Coulter is the chair.
(7)	Member of the Audit Committee, of which Mr. Crandall is the chair.
(8)	Member of the Corporate Governance/Nominating Committee, of which Mr. Kellner is the chair.

Directors of Metavante who are not employees of Metavante are paid a cash retainer fee of $45,500 per year. Mr. Kuester received $100,000 in 2008 for his service as Chairman of the Board. Mr. James will receive a retainer of $18,000 per year for service as the Lead Director. In addition, each non-employee director will receive the following fees for committee service: Audit Committee—$12,000 per year; Compensation Committee—$6,000 per year; and Corporate Governance/Nominating Committee—$3,000 per year. The chair of each of the committees receives a retainer fee as follows: Audit Committee—$18,000 per year ($30,000 total when combined with the member retainer); Compensation Committee—$7,500 per year ($13,500 total when combined with the member retainer); and Corporate Governance/Nominating Committee—$7,500 per year ($10,500 total when combined with the member retainer).

In 2008, each non-employee director received an annual equity award valued at $60,000 under the Metavante 2007 Equity Incentive Plan, which is divided equally between stock options and restricted stock units or restricted shares. The stock options granted pursuant to the 2008 annual equity award vest in equal annual installments over four years beginning on the first anniversary of the date of grant and were valued at an amount equal to 35.1% of Metavante common stock covered by the option, rounded to the nearest 100 shares. The restricted stock units or restricted shares granted pursuant to the annual equity award vest immediately and the number of restricted stock units or restricted shares subject to the grant is determined by dividing the value of the grant by the closing price of Metavante common stock on the date of grant and rounding up to the next whole share.

In addition, in February 2008, in recognition for their service on the board during the fourth quarter of 2007, the directors designated by Warburg Pincus pursuant to the shareholders agreement between Metavante and Warburg Pincus (i.e., Messrs. Coulter, Neary and Sarma) received an annual equity award and a one-time equity award, made in recognition of the Separation Transaction, which was divided equally between stock options and restricted stock units. The option awards, which were granted effective as of February 25, 2008, vest equally over four years beginning on the first anniversary of the grant and were valued at an amount equal to 35.1% of Metavante common stock covered by the option, rounded to the nearest 100 shares, with an exercise price equal to the closing price for Metavante common stock on the grant date. The restricted stock units vest immediately, and the number of restricted stock units subject to the grant is determined by dividing the value of the grant by the closing price of Metavante common stock on February 25, 2008 and rounding up to the next whole share (i.e., which was 2,587 shares). The awards to the directors designated by Warburg Pincus in February 2008 were made because those directors did not initially receive a similar grant, which was made to the other non-employee directors in 2007. The February 2008 award was made to treat all non-employee directors in the same manner. The February 2008 awards are treated as 2008 compensation and, therefore, are included in the above table.

Metavante has established a deferred compensation plan for its directors. Under the plan, all or part of the fees earned by a director may be deferred at the election of the director. In addition, the director may elect to defer all or part of the restricted stock units granted to the director. The plan allows directors to choose from the same investment alternatives that are available to executives under the Deferred Compensation Plan described under “Metavante Executive Deferred Compensation” above. For 2008, Mr. Kuester received $1,517 of above-market interest or preferential earnings on deferred compensation. The deferred amounts are paid in cash following a director’s separation from service in either a lump sum or in 5, 10 or 15 annual installments.

Stock Ownership Guidelines

Metavante adopted stock ownership guidelines for members of its board of directors. The guidelines are intended to encourage a significant level of Metavante stock ownership, aligning directors’ personal financial interests with the long-term interests of Metavante shareholders. Under these guidelines, non-employee directors are required to own stock equal to three times the non-employee director’s annual retainer. Directors must retain net after-tax shares from stock option exercises and vested restricted shares and performance shares, if applicable, in order to achieve and maintain guideline ownership levels.

Directors have five years to meet ownership requirements. The determination of achievement will be made by including all shares owned outright, shares held in benefit plan, unvested restricted shares and 50% of vested in-the-money stock options.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of the outstanding shares of Metavante common stock by persons known by Metavante to beneficially own more than 5% of the outstanding shares of Metavante common stock, by directors of Metavante, by the executive officers named in the Summary Compensation Table above and by all current directors and executive officers of Metavante as a group. Amounts are as of April 6, 2009 for directors and executive officers. Amounts for 5% shareholders are reported as of the date such shareholders reported their holdings in filings under the Exchange Act unless more recent information was provided.

Amount and Nature of Beneficial Ownership

Beneficial Owner	Shares Owned (1)(2)		Options Exercisable Within 60 Days (3)		Percent of Class
WPM, L.P. c/o Warburg Pincus LLC 466 Lexington Avenue New York, New York 10017	29,784,274	(4)	—		24.8%
David A. Coulter	4,727	(5)	1,850	(5)	*
L. Dale Crandall	6,001		1,775		*
Michael D. Hayford	76,841	(6)	574,129		*
Stephan A. James	6,709		1,775		*
Ted D. Kellner	74,481	(7)	21,617		*
Dennis J. Kuester	149,361	(8)	775,122		*
Frank R. Martire	101,379	(9)	684,560		*
Shantanu Narayen	4,609		1,775		*
Dianne M. Neal	1		1,775		*
James Neary	4,727	(10)	1,850	(10)	*
Adarsh Sarma	4,727	(11)	1,850	(11)	*
Frank G. D’Angelo	52,930	(12)	345,196		*
Donald W. Layden, Jr	40,132	(13)	222,606
Timothy C. Oliver	22,400	(14)	49,699		*
All current directors and executive officers as a group (18 persons)	598,307	(15)	2,966,268	(15)	2.9%

*	Represents less than 1% of the class.
(1)	Except as otherwise indicated, all shares shown in the table are owned with sole voting and investment power.
(2)	Certain directors, named executive officers and other executive officers also hold deferred stock units in Metavante’s deferred compensation plan for executives and directors as follows: Mr. Crandall— 4,608, Mr. Hayford—1,310, Mr. James—4,684, Mr. Kellner—9,304, Mr. Kuester—4,607, Mr. Martire—10,019, Ms. Neal—4,608, Mr. D’Angelo—1,310, Mr. Layden—734, and all current directors and executive officers as a group—41,184. Deferred stock units are intended to reflect the performance of Metavante common stock and are payable in cash. While these units do not represent a right to acquire Metavante common stock, have no voting rights and are not reflected in the “Shares Owned” column in the table above, Metavante has listed them in this note because they represent an additional economic interest of the directors, named executive officers and other executive officers tied to the performance of Metavante common stock. Mr. Kellner also holds 3,010 deferred stock units in a M&I deferred compensation plan. These units are not reflected in the “Shares Owned” column in the table above.
(3)	This column represents shares not included in “Shares Owned” that may be acquired by the exercise of options within 60 days of April 6, 2009.
(4)	Warburg Pincus holds and is the direct beneficial owner of the shares of Metavante common stock listed above. WPM GP, LLC, a Delaware limited liability company (“WPM GP”) is the general partner of Warburg Pincus. Warburg Pincus Private Equity IX, L.P. (“WP IX”) is the sole general partner of WPM GP. Warburg Pincus IX, LLC (“WP IX LLC”), an indirect subsidiary of Warburg Pincus & Co. (“WP”), is the sole general partner of WP IX. Warburg Pincus Partners, LLC (“WP Partners”), a direct subsidiary of WP, is the sole member of WP IX. WP is the managing member of WP IX. WP IX is managed by Warburg Pincus LLC (“WP LLC”). Charles R. Kaye and Joseph P. Landy are Managing General Partners of WP and Managing Members and Co-Presidents of WP LLC and may be deemed to control the Warburg Pincus entities. Each of WPM GP, WP IX, WP IX LLC, WP, WP Partners, WP LLC and Messrs. Kaye and Landy disclaims beneficial ownership of all shares held by Warburg Pincus.
(5)	Excludes the shares of Metavante common stock held by Warburg Pincus and the Warburg Pincus entities listed in note 4. Mr. Coulter is a general partner of WP and a managing director and member of WP LLC. Mr. Coulter directly owns 4,727 shares of Metavante common stock. Mr. Coulter disclaims beneficial ownership of all shares owned by Warburg Pincus and the Warburg Pincus entities listed in note 4.

(6)	Includes 1,236 shares held in Metavante’s retirement program and 9,177 shares held by a joint trust.
(7)	Includes 16,666 shares held in trust for which Mr. Kellner exercises shared voting power. Of the shares of Metavante common stock beneficially owned by Mr. Kellner, 16,666 shares are pledged as security.
(8)	Includes 271 shares held in an IRA, 445 shares held in trust and 2,911 shares held in a donor-advised charitable foundation.
(9)	Includes 915 shares held in the Metavante 2007 Employee Stock Purchase Plan, as amended (“ESPP”), 236 shares held in Metavante’s retirement program and 533 shares held in an individual retirement account.
(10)	Excludes the shares of Metavante common stock held by Warburg Pincus and the Warburg Pincus entities listed in note 4. Mr. Neary is a general partner of WP and a managing director and member of WP LLC. Mr. Neary directly owns 4,727 shares of Metavante common stock. Mr. Neary disclaims beneficial ownership of all shares owned by Warburg Pincus and the Warburg Pincus entities listed in note 4.
(11)	Excludes the shares of Metavante common stock held by Warburg Pincus and the Warburg Pincus entities listed in note 4. Mr. Sarma is a general partner of WP and a managing director and member of WP LLC. Mr. Sarma directly owns 4,727 shares of Metavante common stock. Mr. Sarma disclaims beneficial ownership of all shares owned by Warburg Pincus and the Warburg Pincus entities listed in note 4.
(12)	Includes 885 shares held in the ESPP, 353 shares held in Metavante’s retirement program and 8,426 shares held by a joint trust.
(13)	Includes 818 shares held in the ESPP, 182 shares held in Metavante’s retirement program and 216 shares held by Mr. Layden’s family members in UTMA accounts, as to which he disclaims beneficial ownership.
(14)	Includes 915 shares held in the ESPP and 85 shares held in Metavante’s retirement program.
(15)	The total reflects ownership by Metavante’s 11 directors and 9 current executive officers (two of which—Messrs. Hayford and Martire—are also directors of Metavante).

As discussed in the “Explanatory Note” above, Metavante has entered into a definitive agreement to merge with a wholly owned subsidiary of FIS as a result of which Metavante will become wholly owned by FIS. As discussed in Item 13 below, Warburg Pincus has agreed to, among other things, vote the shares of Metavante common stock it beneficially owns in favor of the FIS merger transaction and the related merger agreement.

The above beneficial ownership information is based on information furnished by the specified persons and is determined in accordance with Rule 13d-3 under the Exchange Act, as required for purposes of this Amendment No. 1. Accordingly, it includes shares of Metavante common stock that are issuable upon the exercise of stock options exercisable within 60 days of April 6, 2009. Such information is not necessarily to be construed as an admission of beneficial ownership for other purposes.

EQUITY COMPENSATION PLAN INFORMATION

Metavante has two equity compensation plans: the Metavante 2007 Employee Stock Purchase Plan, as amended (the “ESPP”), and the Metavante 2007 Equity Incentive Plan, as amended (the “EIP”), both of which were previously approved by Metavante’s shareholders. The following table provides information about Metavante common stock that may be issued under Metavante’s existing equity compensation plans as of December 31, 2008.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders	11,257,791	(1)	$22.09	(2)	11,488,638	(3)
Equity compensation plans not approved by security holders	0		$—		0
Total	11,257,791		$22.09		11,488,638

(1)	Represents 10,843,793 outstanding options to purchase Metavante common stock and 413,998 outstanding performance shares awarded under the EIP. The performance share amount represents the maximum number of shares that may be issued under outstanding performance share awards; however, the actual number of shares which may be issued, which will be determined based on the satisfaction of certain criteria, may be significantly lower.
(2)	The weighted-average exercise price does not take into account any performance shares issued under the EIP.
(3)	Includes 1,803,766 shares available for future issuance under the ESPP, and 9,684,872 shares available for future issuance under the EIP, as of December 31, 2008.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

DIRECTOR INDEPENDENCE

Metavante has adopted the standards set forth in Section 303A of the NYSE Corporate Governance Listing Standards (the “NYSE Listing Standards”) for determining a director’s independence. The shareholders agreement with Warburg Pincus provides that, with respect to the initial board of directors of Metavante, no designee of Warburg Pincus will be deemed not to be “independent” under the NYSE Listing Standards because of the ownership of shares of Metavante common stock by Warburg Pincus or because of the rights of Warburg Pincus under the shareholders agreement.

The board of directors has affirmatively determined that, as of February 18, 2009, 8 of 11 of the directors were independent as provided in Section 303A of the NYSE Listing Standards. The independent directors are: Ms. Neal and Messrs. Coulter, Crandall, James, Kellner, Narayen, Neary and Sarma. The board of directors concluded that none of these directors: (a) possessed the categorical relationships set forth in the NYSE Listing Standards that prevent independence and (b) had any other business or other relationships with Metavante relevant to a determination of their independence, other than those relationships described under “Certain Relationships and Transactions with Metavante—Relationships and Transactions.”

CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH METAVANTE

Policy

Under its written charter, the Corporate Governance/Nominating Committee is responsible for reviewing and approving all related party transactions of Metavante in accordance with company policies in effect from time to time. This authority was previously held by the Audit Committee; however, in November 2008, the charters of the Audit Committee and the Corporate Governance/Nominating Committee were amended to shift the responsibility for reviewing and approving all related party transactions from the Audit Committee to the Corporate Governance/Nominating Committee due to the significant number of responsibilities already assigned to the Audit Committee. Metavante’s written related party transactions policy provides for procedures for approving transactions between Metavante and its directors, director nominees, executive officers, greater-than-5% beneficial owners and their respective family members, if the amount involved in the transaction exceeds or is expected to exceed $100,000 in a single calendar year.

The policy provides that the Corporate Governance/Nominating Committee reviews certain transactions subject to the policy and determines whether or not to approve or ratify those transactions. In doing so, the Corporate Governance/Nominating Committee takes into account, among other factors, the benefits to Metavante, the impact of the transaction on a director’s independence, the availability or other sources for comparable products or services, the terms of the transaction and the terms available to unrelated third parties or to employees generally. The board of directors has delegated authority to the Chairperson of the Corporate Governance/Nominating Committee to act on related party transactions in between Corporate Governance/Nominating Committee meetings. A summary of any transactions approved by the Chairperson is provided to the full Corporate Governance/Nominating Committee for its review at each regularly-scheduled Corporate Governance/Nominating Committee meeting. The policy also contains provisions relating to standing pre-approval for certain transactions, as well as training and education regarding the policy and its procedures. Additionally, the policy provides for inquiry as to the existence of related party transaction through the distribution of annual and quarterly questionnaires. Except as otherwise noted, the agreements and transactions described in this section relating to the Separation Transaction were all expressly considered and approved by the board of directors prior to or in connection with the Separation Transaction, so the Corporate Governance/Nominating Committee review procedure was not followed.

Relationships and Transactions

Prior to the Separation Transaction, Metavante and Metavante Corporation were wholly owned subsidiaries of M&I. Following the Separation Transaction no Metavante common stock was owned by M&I. The following is a summary description of the agreements between M&I and Metavante relating to the Separation Transaction and Metavante’s ongoing relationship with M&I after the Separation Transaction. These include: an investment agreement, a separation agreement, a tax allocation agreement, an employee matters agreement and various continuing business agreements. In addition, in connection with the Separation Transaction Metavante entered into various agreements, including a stock purchase right agreement and shareholders agreement, with Warburg Pincus, which invested $625 million in Metavante in exchange for an equity interest representing 25% of the then-outstanding Metavante common stock.

Agreements involving M&I

Investment and Separation Agreements

The investment agreement sets forth Metavante’s agreements with M&I related to the actions necessary to complete the Separation Transaction (including, for example, the treatment of M&I stock options and restricted stock in connection with the Separation Transaction, the adoption of Metavante’s restated articles of incorporation, the $625 million investment by Warburg Pincus in Metavante, the payment of indebtedness owed by Metavante to M&I and the cash contribution of $1.665 billion from us to M&I). The investment agreement and separation agreement also contain non-competition, non-solicitation and indemnification provisions following the Separation Transaction. Finally, the separation agreement sets forth additional agreements related to the principal corporate transactions required to effect the Separation Transaction and other terms governing the parties’ relationship.

Tax Allocation Agreement

The tax allocation agreement allocates liability for taxes, including any taxes that may arise in connection with the Separation Transaction. Under the tax allocation agreement, in general, (a) Metavante and M&I are each liable for taxes attributable to its respective business and (b) M&I is required to indemnify Metavante for any taxes (unless such taxes would not have been imposed but for specified acts of Metavante or its affiliates (including Warburg Pincus) subject to specified exceptions) resulting from: (i) a failure of the M&I share distribution to qualify as a tax-free distribution under Sections 355 and 368(a)(1)(D) of the Code, (ii) a failure of the holding company merger and M&I LLC conversion to qualify as a tax-free reorganization under Section 368(a) of the Code, (iii) the $1.040 billion cash distribution by Metavante Corporation to Metavante and (iv) certain other transactions.

Employee Matters Agreement

The employee matters agreement was entered into among M&I and Metavante at the time that they entered into the investment agreement and separation agreement and allocates among them assets, liabilities and responsibilities with respect to employee compensation, benefit plans and programs and employment matters with respect to their respective employees. The employee matters agreement generally provides, subject to certain exceptions, that at the time of the M&I share distribution, Metavante and Metavante Corporation will assume the liabilities and obligations of M&I with respect to current and former employees of the Metavante group and M&I will retain the liabilities and obligations with respect to the employees of the M&I group.

Continuing Business Agreements

In connection with the Separation Transaction, Metavante entered into various business agreements with M&I relating to, among other things, certain administrative, trust, technology outsourcing, leasing, marketing and other similar services, as well as a lease for office space. None of the agreements with M&I individually constitutes a material part of Metavante’s revenues or expenditures. M&I is Metavante’s largest client. For the year ended December 31, 2008, revenues from M&I represented approximately 7% of Metavante’s total revenues.

Agreements involving Warburg Pincus

Shareholders Agreement

In connection with the completion of the Separation Transaction, Metavante entered into a shareholders agreement with Warburg Pincus and the other shareholders party thereto. The shareholders agreement contains, among other things, provisions with respect to:

•	the governance of Metavante;

•

restrictions on the ability of Warburg Pincus to dispose of its shares of Metavante common stock prior to November 1, 2009 (which is the second anniversary of the closing date); thereafter Warburg Pincus will not be restricted by the shareholders agreement from disposing of its shares of Metavante common stock;

•

“standstill” restrictions on the ability of Warburg Pincus to purchase additional securities of Metavante if such ownership would cause Warburg Pincus’ ownership percentage to exceed 40% or to take certain other actions with respect to acquiring control of Metavante; and

•	registration rights for Warburg Pincus.

Governance Matters. The shareholders agreement provides that:

•

initially the Metavante board of directors would be comprised of 11 directors, consisting of: (a) three directors designated by Warburg Pincus (these designated directors were Messrs. Coulter, Neary and Sarma), (b) two directors who were required to be officers of Metavante, including the President and Chief Executive Officer and the Senior Executive Vice President and Chief Operating Officer, (c) one director designated by M&I (initially Mr. Kuester) and (d) five additional directors selected by M&I after consulting with the President and Chief Executive Officer of Metavante Corporation and with the consent of Warburg Pincus, each of whom would qualify as independent directors and one of whom was a director of M&I (initially Mr. Kellner);

•

the Chairman of the Board of Metavante would be Mr. Kuester for a period of one year from the closing of the Separation Transaction and after such one-year period, Mr. Martire will, subject to the approval of Metavante’s board of directors, succeed Mr. Kuester as Chairman of the Board, which Mr. Martire did in November 2008;

•

Metavante agreed to take all actions necessary to provide that the Warburg Pincus designees were nominated for re-election to Metavante’s board of directors at the 2008 annual meeting of shareholders, with the remaining directors to be nominated in accordance with the provisions of the shareholders agreement and the amended and restated by-laws of Metavante;

•

following the 2008 annual meeting of Metavante shareholders, until the earlier of November 1, 2017 (the tenth anniversary of the closing date) and the termination of the shareholders agreement, so long as the ownership percentage of Warburg Pincus, Warburg Pincus Private Equity IX, L.P. and any Warburg Pincus affiliate (other than any “portfolio company” of Warburg Pincus) (collectively, the “Investor Group”) of Metavante common stock in the aggregate equals or exceeds the percentages or dollar amounts set forth in the table below, Warburg Pincus will have the right to designate for nomination to Metavante’s board of directors, the number of individuals set forth opposite the applicable percentage or amount:

Ownership Percentage	Number of Warburg Pincus Designees
17.5% or greater	three individuals
less than 17.5% but equal to or greater than 7.5%	two individuals
less than 7.5% but the fair market value of Metavante common stock beneficially owned by the Investor Group equals or exceeds $150 million	one individual

•

until the earlier of (a) November 1, 2017 (the tenth anniversary of the closing date), (b) the termination of the shareholders agreement and (c) the date on which the ownership percentage of the Investor Group is less than 7.5% and the fair market value of the Metavante shares beneficially owned by the Investor Group is less than $150 million, the remaining Metavante directors who were nominated by Warburg Pincus as provided in the shareholders agreement will have the right to designate for nomination or appointment to Metavante’s board of directors an individual to replace any Warburg Pincus nominee upon his or her death, resignation, retirement, disqualification or removal (except that, in the case of removal for cause, the removed director cannot be nominated) so long as Warburg Pincus has the right to designate such a member of Metavante’s board of directors under the ownership percentages described above;

•

Metavante’s board of directors will have an audit committee, a compensation committee and a nominating and corporate governance committee, each of which will have three members, at least one of whom will be a director who was nominated by Warburg Pincus in accordance with the shareholders agreement. Although the Audit Committee does not include a director who was nominated by Warburg Pincus in accordance with the shareholders agreement and although the Corporate Governance/Nominating Committee currently has four members, the selection of members for the Audit Committee and the Corporate Governance/Nominating Committee was made with Warburg Pincus’ consent;

•	a director who was nominated by Warburg Pincus will chair the Compensation Committee; and

•	all of the members of each of the Metavante Audit Committee, Compensation Committee and Corporate Governance/Nominating Committee will be independent under the rules of the NYSE and the Exchange Act.

The governance provisions of the shareholders agreement will terminate upon the earlier to occur of the tenth anniversary of the closing date (i.e., November 1, 2017) and the date on which the ownership percentage of the Investor Group is less than 7.5% and the fair market value of the total shares of the Investor Group is less than $150 million.

Restrictions on Warburg Pincus’ Ability to Dispose of Metavante Stock. The shareholders agreement provides that following November 1, 2008 and prior to November 1, 2009, no member of the Investor Group will, directly or indirectly, dispose of any shares of Metavante common stock, unless: (a) such disposition is permitted under any of the exceptions described in the shareholders agreement or (b) following such disposition, the Investor Group in the aggregate owns at least 17.5% of the combined voting power of Metavante common stock entitled to vote in the election of directors.

Restrictions on Warburg Pincus’ Ability to Purchase Additional Metavante Securities or Otherwise Control Metavante. The shareholders agreement provides that, unless specifically requested in writing in advance by Metavante’s board of directors, Warburg Pincus will not:

•

acquire or seek or propose to acquire, any (a) ownership of any of the material assets or businesses of Metavante or any rights or options to acquire such ownership or (b) ownership of any securities of Metavante or any rights or options to acquire such ownership if such ownership would result in Warburg Pincus’ ownership percentage to exceed 40%;

•	solicit proxies with respect to any matter from holders of any shares of Metavante stock or any securities convertible into or exchangeable for or exercisable for the purchase of such stock;

•

initiate, or induce or attempt to induce any other person, entity or group to initiate, any shareholder proposal or tender offer for any Metavante securities, any change of control of Metavante or the convening of a shareholders’ meeting of Metavante;

•	enter into any discussions, negotiations, arrangements or understandings with any other person with respect to any matter described in the foregoing;

•	take any action with respect to any of the matters described above that requires public disclosure; or

•	request that Metavante directly or indirectly amend or waive any of the provisions described above.

These provisions do not apply in respect of any action taken by the Warburg Pincus designees in their capacity as members of Metavante’s board of directors. These restrictions terminate on the earliest of: (a) November 1, 2009 (the two-year anniversary of the closing date), (b) the date on which any person nominated by Warburg Pincus in accordance with the shareholders agreement is not elected to Metavante’s board of directors and is not otherwise appointed to the board of directors and (c) the date of a change of control of Metavante. In addition, these restrictions do not apply at any time after: (a) the board of directors resolves to pursue a transaction that is contemplated to result in a change of control of Metavante or (b) the board of directors approves, recommends or accepts a transaction that would result in a change of control proposed by any person other than Warburg Pincus; provided, however, that these restrictions become operative again once the board of directors: (i) resolves not to pursue any such transaction or (ii) rejects or announces that it has withdrawn its recommendation of any such transaction.

Registration Rights. The shareholders agreement provides for demand registration rights for Warburg Pincus that will require Metavante to, upon the request of Warburg Pincus, register the public or private sale of its shares of Metavante common stock with the SEC and permit Warburg Pincus to sell such registered shares of Metavante common stock to the public, subject to specified conditions and a maximum of four such demand registrations. Furthermore, pursuant to the shareholders agreement, if Metavante proposes to register the sale of any of its securities on a form that may include registrable shares of Warburg Pincus, Warburg Pincus will have the right to request that all or any part of its registrable shares be included in the registration, subject to specified conditions.

Supermajority Approval Provisions. Until November 1, 2009 and while the transfer restrictions of the shareholders agreement described above are in effect, each of the following actions will require a vote of at least 8 of the 11 directors:

•	entering into any merger or reorganization that would result in a transfer of at least 20% of the outstanding shares or assets of Metavante to another person;

•	acquiring, in a single transaction or a series of related transactions, any business or assets for consideration having a value in excess of $300 million;

•	making or committing to make any capital expenditure or series of related capital expenditures in excess of $300 million;

•	disposing of, in a single transaction or a series of related transactions, any business or any assets for consideration having a value in excess of $100 million; or

•

incurring any indebtedness for borrowed money or issuing any debt securities, or guaranteeing any indebtedness for borrowed money of any other person, if the amount of such incurred or guaranteed indebtedness exceeds $300 million.

Preemptive Rights. Until the Investor Group holds less than 10% of Metavante, if Metavante makes an offering of common stock or securities convertible into common stock (other than offerings related to employee benefits plans or in connection with a merger or acquisition), Warburg Pincus will have the right to acquire from Metavante for the same price and on the same terms as such securities are proposed to be offered to others, in the aggregate up to the amount of securities required to enable it to maintain its current percentage of ownership.

Termination. The shareholders agreement will terminate upon the earlier of:

•

its termination by the consent of all the parties to the shareholders agreement (with the consent of a majority of the independent directors of Metavante who were not nominated by Warburg Pincus in accordance with the shareholders agreement);

•

the date on which the Investor Group ceases to hold any shares of registrable securities of Metavante common stock (except for those provisions that terminate as of a date specified in such provisions, which provisions shall terminate in accordance with the terms thereof); and

•	the dissolution, liquidation or winding up of Metavante.

Stock Purchase Right Agreement

Upon the closing of the Separation Transaction, Metavante and Warburg Pincus entered into a stock purchase right agreement, which gives Warburg Pincus the right to purchase shares of Metavante common stock if employee stock options that are outstanding immediately following the Separation Transaction are exercised after November 1, 2007. The stock purchase right agreement allows Warburg Pincus following the closing of the Separation Transaction to maintain its ownership interest in Metavante common stock notwithstanding the exercise of certain employee options outstanding at the time of closing.

Pursuant to the terms of the stock purchase right agreement, as of March 31, 2009, Warburg Pincus had the right to purchase up to 2,275,845 shares of Metavante common stock (this amount represents one-third of the aggregate number of Metavante common shares that may be issued under specified Metavante employee options outstanding at the time of closing of the Separation Transaction). Subject to the terms of the stock purchase right agreement, the stock purchase right may generally be exercised quarterly for one-third of the number of Metavante common shares issued pursuant to such employee options during the preceding quarter, and the number of shares subject to the stock purchase right will be reduced by one-third of the number of shares subject to such employee options that expired unexercised in the preceding quarter. On August 21, 2008, Metavante and Warburg Pincus entered in an Amended and Restated Stock Purchase Right Agreement, which allows for net settlement of the quarterly purchase by Warburg Pincus for $0.01 per share. Since the beginning of fiscal 2008, Warburg Pincus has acquired 52,060 shares of Metavante common stock for an aggregate cash purchase price of approximately $655,000 pursuant to the stock purchase right agreement. The stock purchase right agreement contains provisions allowing Warburg Pincus to exercise a portion of the stock purchase right agreement in connection with certain transfers of Warburg Pincus’ shares. Please refer to the information below in this Item 13 under “FIS Stock Purchase Right Agreement” for additional detail regarding the agreement.

Support Agreement

In connection with the proposed FIS merger transaction, on March 31, 2009, Metavante, FIS, Cars Holdings, LLC, a direct, wholly owned subsidiary of FIS, and Warburg Pincus entered into a Support Agreement (the “Support Agreement”). Under and subject to the terms the Support Agreement, WPM has agreed that it will vote all of the shares of Metavante common stock beneficially owned by it (i) in favor of the approval of the adoption and execution of the merger agreement by Metavante and the merger, in favor of each of the others actions contemplated by the merger agreement and in favor of any action in furtherance of any of the foregoing (in each case whether or not recommended by the board of directors of Metavante) and (ii) against any “acquisition proposal” (as used in the merger agreement) or proposal relating to an acquisition proposal, any merger agreement or merger (other than the merger agreement and merger discussed therein), consolidation, combination, material business transaction or legal or regulatory action, sale of assets, reorganization, recapitalization, dissolution, liquidation or winding up of or by Metavante or any of its subsidiaries or any amendment of Metavante’s articles of incorporation or by-laws that, in the case of each, would (A) impede, frustrate, prevent or nullify any provision of the Support Agreement, the merger agreement or the merger, (B) result in a breach in any respect of any covenant, representation, warranty or any obligation or agreement of Metavante under the merger agreement, or (C) change in any manner the voting rights of Metavante common stock owned by Warburg Pincus. Subject to the terms of the agreement, Warburg Pincus also agreed not to solicit any other acquisition proposals for Metavante. The Support Agreement terminates at the earliest of the effective time of the merger, the termination of the merger agreement in accordance with its terms or the date of any amendment, modification, change or waiver to the merger agreement that results in a decrease in the exchange ratio (including any such decrease coupled with a replacement of such decreased amount with cash consideration) or the merger consideration. The Support Agreement provides for the termination of the shareholders agreement between Metavante and Warburg Pincus described above, upon consummation of the FIS merger transaction.

FIS Stock Purchase Right Agreement

In connection with the proposed FIS merger transaction, on March 31, 2009, FIS, Metavante and Warburg Pincus entered into a Stock Purchase Right Agreement (the “FIS Stock Purchase Right Agreement”) that provides Warburg Pincus certain rights to purchase shares of FIS common stock following the consummation of the FIS merger transaction. Subject to the terms of the FIS Stock Purchase Right Agreement, the agreement also provides for the amendment and suspension, as of March 31, 2009, of the amended and restated stock purchase right agreement dated as of August 21, 2008 between Metavante and Warburg Pincus and for the termination of that agreement upon consummation of the merger. The amendment provides that the FIS merger transaction will not cause Warburg Pincus’ purchase right to automatically be exercised as a result of the acceleration of the vesting of any options or any other transactions contemplated by the merger agreement.

The FIS Stock Purchase Right Agreement relates to employee stock options that were outstanding immediately following the separation of Metavante from M&I on November 1, 2007 and that will be converted into options to purchase FIS common stock pursuant to the terms of the merger agreement upon the closing of the merger. The FIS Stock Purchase Right Agreement would allow (but does not obligate) Warburg Pincus to maintain its ownership interest in FIS notwithstanding the exercise of certain employee stock options.

If the merger agreement is terminated in accordance with its terms, the FIS Stock Purchase Right Agreement shall automatically thereafter terminate and be of no further force and effect, with the exception of certain rights that shall continue between Warburg Pincus and Metavante. In the event that the FIS Stock Purchase Right Agreement is terminated in accordance with its terms, Warburg Pincus’s rights under the Metavante amended and restated stock purchase right agreement shall no longer be deemed to be suspended and Warburg Pincus will be entitled to any purchase rights that would have accrued under the Metavante amended and restated stock purchase right agreement had it not been suspended and to exercise such rights within 45 days of the termination of the FIS Stock Purchase Right Agreement.

Expense Reimbursement Agreement

In connection with the proposed FIS merger transaction, on March 31, 2009, Metavante and Warburg Pincus entered into a letter agreement pursuant to which Metavante will, on the closing date of the FIS merger transaction, reimburse Warburg Pincus for its and its affiliates’ reasonable out-of-pocket expenses incurred in connection with the negotiation and completion of the transactions contemplated by certain agreements entered into in connection with the proposed FIS merger transaction. The reimbursement obligation of Metavante is limited to $1.2 million in the aggregate.

Item 14.	Principal Accountant Fees and Services

FEES PAID TO INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The following table presents fees for audit services rendered by Deloitte & Touche, LLP (“Deloitte & Touche”) for the audit of Metavante’s and Metavante Corporation’s annual consolidated financial statements for the years ended December 31, 2008 and 2007 and fees billed by Deloitte & Touche for other services rendered during the same period. Due to Metavante’s and Metavante Corporation’s status as subsidiaries of M&I for part of 2007, the fees for 2007 disclosed below were those determined by Deloitte & Touche to be directly attributable to services rendered to Metavante and Metavante Corporation, as the case may be, during 2007. The amounts do not include any fees for services rendered to M&I and its subsidiaries in connection with the Separation Transaction and related SEC filings because those services were arranged by M&I and were determined not to be directly attributable to Metavante or Metavante Corporation. The amounts do not include reimbursements for out-of-pocket expenses.

	2008	2007
Audit Fees	$961,200	$724,400
Audit-Related Fees	1,363,170	1,086,840
Tax Fees	73,431	47,052
All Other Fees	0	0

	$2,397,801	$1,858,292

Audit fees. Services rendered in this category in 2008 and 2007 consisted of: (a) audits of the consolidated and various affiliates’ financial statements, (b) review of the financial statements included in Metavante’s Quarterly Reports on Form 10-Q for 2008 and for the third quarter of 2007, (c) the 2008 audit of Metavante’s internal control over financial reporting, and (d) services associated with registration statements, periodic reports and other documents filed with the SEC or other documents issued in connection with securities offerings, such as consents.

Audit-related fees. Services rendered in 2008 and 2007 in this category, which includes assurance and related services by Deloitte & Touche that are reasonably related to the performance of the audit or review of Metavante’s and Metavante Corporation’s financial statements, consisted primarily of: (a) internal control reviews, including Statement on Auditing Standards No. 70 reviews of the internal controls that were in operation at Metavante’s and Metavante Corporation’s service organizations and (b) due diligence services pertaining to acquisitions.

Tax fees. The aggregate fees billed in 2008 and 2007 for services rendered in this category, which includes professional services rendered by Deloitte & Touche for tax compliance, tax advice and tax planning consisted primarily of: (a) tax planning and other non-compliance consultation, including tax audit assistance and ruling requests and (b) tax compliance, including federal and state tax return preparation.

All other fees. Deloitte & Touche did not provide any products and services other than the services reported above in 2008 and 2007.

PRE-APPROVAL POLICY

The Audit Committee must pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for Metavante by its independent auditor, subject to the de minimus exceptions for non-audit services as provided in the Audit Committee Charter. The Audit Committee Charter provides that the Audit Committee may delegate authority to grant pre-approvals of audit and permitted non-audit services to one or more members, provided that any pre-approval decision by a delegate must be presented to the full Audit Committee at its next scheduled meeting.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Exhibits

Exhibit No.	Description	Incorporated Herein by Reference to	Filed Herewith
2.1	Investment Agreement, dated as of April 3, 2007, among Marshall & Ilsley Corporation, Metavante Corporation, Metavante Holding Company, Montana Merger Sub Inc. and WPM, L.P.	Annex A to the proxy statement/prospectus-information statement included in the Registrant’s Registration Statement on Form S-4 (Registration No. 333-143143) (the “Form S-4 Registration Statement”)

2.2	Separation Agreement, dated as of April 3, 2007, among Marshall & Ilsley Corporation, New M&I Corporation, Metavante Corporation and Metavante Holding Company.	Annex B to the Form S-4 Registration Statement

2.3	Description of Disclosure Letters to the Investment Agreement.	Exhibit 2.3 to Amendment No. 1 to the Form S-4 Registration Statement

2.4	Description of Disclosure Schedules to the Separation Agreement.	Exhibit 2.4 to Amendment No. 1 to the Form S-4 Registration Statement

3.1	Restated Articles of Incorporation of Metavante Holding Company.*	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 6, 2007 (the “November 6, 2007 Form 8-K”)

3.2	Amended and Restated By-laws of Metavante Technologies, Inc.	Exhibit 3.2 to the November 6, 2007 Form 8-K

4.1.1	Shareholders Agreement, dated as of November 1, 2007, among Metavante Technologies, Inc., WPM, L.P. and the other shareholders party thereto.	Exhibit 4.1 to the November 6, 2007 Form 8-K

4.1.2	Amendment No. 1 to Shareholders Agreement, dated as of February 20, 2008, among Metavante Technologies, Inc. and WPM, L.P.	Exhibit 4.1.2 to the Registrant’s Annual Report on Form 10-K filed on March 3, 2008

4.2	Amended and Restated Stock Purchase Right Agreement, dated as of August 21, 2008, between Metavante Technologies, Inc. and WPM, L.P.	Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 12, 2008

4.3.1	Credit Agreement, dated November 1, 2007, with respect to a term loan facility and revolving credit facility, among Metavante Technologies, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, Lehman Commercial Paper Inc. and Baird Financial Corporation, as Documentation Agents, Morgan Stanley Senior Funding Inc., as Syndication Agent, and the several lenders from time to time parties thereto.	Exhibit 4.3.1 to the November 6, 2007 Form 8-K

4.3.2	Guarantee and Collateral Agreement, dated November 1, 2007, made by Metavante Technologies, Inc. and Metavante Corporation and certain of its subsidiaries in favor of JPMorgan Chase Bank, as Administrative Agent for the Lenders (as defined therein).	Exhibit 4.3.2 to the November 6, 2007 Form 8-K

Exhibit No.	Description	Incorporated Herein by Reference to	Filed Herewith
10.1**	Metavante Directors Deferred Compensation Plan.	Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 20, 2009

10.2**	Employment Agreement, dated November 1, 2007, by and between Metavante Technologies, Inc. and Frank R. Martire.	Exhibit 10.2 to the November 6, 2007 Form 8-K

10.2(a)**	Amendment No. 1 dated November 1, 2008 to the Employment Agreement, dated November 1, 2007, by and between Metavante Technologies, Inc. and Frank R. Martire.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 3, 2008

10.3**	Employment Agreement, dated November 1, 2007, by and between Metavante Technologies, Inc. and Michael D. Hayford.	Exhibit 10.3 to the November 6, 2007 Form 8-K

10.3(a)**	Amendment No. 1 dated November 1, 2008 to the Employment Agreement, dated November 1, 2007, by and between Metavante Technologies, Inc. and Michael D. Hayford.	Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 3, 2008

10.4**	Employment Agreement, dated November 1, 2007, by and between Metavante Technologies, Inc. and Frank G. D’Angelo.	Exhibit 10.4 to the November 6, 2007 Form 8-K

10.5**	Employment Agreement, dated November 1, 2007, by and between Metavante Technologies, Inc. and Donald W. Layden, Jr.	Exhibit 10.5 to the November 6, 2007 Form 8-K

10.6**	Form of Change of Control Agreement for Frank R. Martire and Michael D. Hayford.	Exhibit 10.6 to the November 6, 2007 Form 8-K

10.7**	Form of Change of Control Agreement for Frank G. D’Angelo.	Exhibit 10.7 to the November 6, 2007 Form 8-K

10.7(a)**	Amended and Restated Change of Control Agreement, dated November 24, 2008, by and between Metavante Technologies, Inc. and Donald W. Layden, Jr.	Exhibit 10.7(a) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 20, 2009

10.8**	Form of Change of Control Agreement for Timothy C. Oliver and James R. Bolton.	Exhibit 10.8 to the November 6, 2007 Form 8-K

10.9**	Amended and Restated Change of Control Agreement, dated November 24, 2008, by and between Metavante Technologies, Inc. and Brian C. Hurdis.	Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 20, 2009

10.10**	Amended and Restated Metavante 2007 Equity Incentive Plan.	Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 20, 2009

10.10(a)**	Form of Metavante Non-Statutory Stock Option Award—Certificate of Award Agreement for grants made between November 2007 and October 2008.	Exhibit 10.10(a) to the November 6, 2007 Form 8-K

10.10(b)**	Form of Metavante Non-Statutory Stock Option Award—Certificate of Award Agreement for grants made in November 2008.	Exhibit 10.10(b) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 20, 2009

Exhibit No.	Description	Incorporated Herein by Reference to	Filed Herewith
10.10(c)**	Form of Metavante Non-Statutory Stock Option Award—Certificate of Award Agreement for Frank R. Martire, Michael D. Hayford, Frank G. D’Angelo and Donald W. Layden, Jr. for grants made in November 2008.	Exhibit 10.10(c) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 20, 2009

10.10(d)**	Form of Metavante Restricted Stock Award—Certificate of Award Agreement for grants made in November and December 2007.	Exhibit 10.10(b) to the November 6, 2007 Form 8-K

10.10(e)**	Form of Metavante Restricted Stock Award—Certificate of Award Agreement for grants made in January 2008.	Exhibit 10.10(e) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 20, 2009

10.10(f)**	Metavante Restricted Stock Award—Certificate of Award Agreement between Metavante Technologies, Inc. and Timothy C. Oliver dated November 12, 2007.	Exhibit 10.10(f) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 20, 2009

10.10(g)**	Form of Metavante Performance Share Award—Certificate of Award Agreement.	Exhibit 10.10(g) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 20, 2009

10.11**	Metavante Incentive Compensation Plan, as amended.	Annex III to the Registrant’s Proxy Statement for the 2008 Annual Meeting of Shareholders filed on April 11, 2008

10.12**	Metavante Executive Deferred Compensation Plan.	Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 20, 2009

10.13**	Metavante 2007 Employee Stock Purchase Plan, as amended.	Annex I to the Registrant’s Proxy Statement for the 2008 Annual Meeting of Shareholders filed on April 11, 2008

10.14	Tax Allocation Agreement, dated as of April 3, 2007, among Marshall & Ilsley Corporation, New M&I Corporation, Metavante Corporation and Metavante Holding Company.	Annex C to the Form S-4 Registration Statement

10.15	Employee Matters Agreement, dated as of April 3, 2007, among Marshall & Ilsley Corporation, New M&I Corporation, Metavante Corporation and Metavante Holding Company.	Exhibit 10.2 to Amendment No. 2 to the Form S-4 Registration Statement

10.15(a)	Amendment No. 1 to the Employee Matters Agreement among Marshall & Ilsley Corporation, New M&I Corporation, Metavante Corporation and Metavante Holding Company.	Exhibit 10.15(a) to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2007

10.16**	Form of Director Stock Option Agreement.	Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 3, 2008

10.17**	Form of Restricted Stock Agreement for grants made under M&I’s 2003 Executive Stock Option and Restricted Stock Plan.	Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 20, 2009

Exhibit No.	Description	Incorporated Herein by Reference to	Filed Herewith
21.1	Subsidiaries of the Registrant.	Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 20, 2009

23.1	Consent of Deloitte & Touche LLP.	Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 20, 2009

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Exhibit 31.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 20, 2009

31.1(a)	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Exhibit 31.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 20, 2009

31.2(a)	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 20, 2009

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Exhibit 32.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 20, 2009

*	Pursuant to the Restated Articles of Incorporation, the name of the corporation was changed from “Metavante Holding Company” to “Metavante Technologies, Inc.”
**	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METAVANTE TECHNOLOGIES, INC.

Date: April 30, 2009	By:	/s/ Timothy C. Oliver
Timothy C. Oliver Senior Executive Vice President and Chief Financial Officer