Form 10-Q
period 2009-03-31
Metavante Technologies, Inc.
filed 2009-05-06
CIK 1399768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on it corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 4, 2009
Common Stock, $0.01 par value	120,075,439 shares

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

METAVANTE TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

(In thousands)

	March 31, 2009	December 31, 2008
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$274,475	$268,781
Restricted funds	226,680	404,155
Accounts receivable, net	134,736	135,783
EFD processing receivables	73,654	78,995
Unbilled revenues	112,954	120,351
Deferred income taxes	33,767	33,821
Other current assets	52,490	57,102

Total current assets	908,756	1,098,988
Capitalized software and conversions, net	266,334	258,300
Premises and equipment, net	131,450	136,003
Goodwill and other intangibles, net	1,561,985	1,570,430
Other assets	91,248	93,251

Total	$2,959,773	$3,156,972

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$17,500	$17,500
Accounts payable	20,648	28,279
Accrued compensation and related benefits	20,640	48,469
Accrued expenses	169,947	160,849
Payments held for third party remittance	222,561	402,252
Deferred revenues	140,278	158,288
Other current liabilities	10,078	9,489

Total current liabilities	601,652	825,126
Long-term debt	1,715,005	1,719,380
Deferred income taxes	141,608	140,655
Other long-term liabilities	78,418	95,358

Total liabilities	2,536,683	2,780,519
Commitments and Contingencies—See Note 13
Shareholders’ Equity:
Preferred stock, $0.01 par value-authorized, 5,000 shares; no shares issued	—	—
Common stock, $0.01 par value-authorized, 200,000 shares; issued and outstanding, 119,844 and 119,815 shares, respectively	1,198	1,198
Treasury stock, at cost, 45 and 37 shares, respectively	(740)	(650)
Additional paid-in capital	1,486,205	1,482,634
Retained deficit	(983,287)	(1,023,542)
Accumulated other comprehensive loss	(95,876)	(98,613)
Noncontrolling interest—See Note 1	15,590	15,426

Total shareholders’ equity	423,090	376,453

Total	$2,959,773	$3,156,972

See notes to condensed consolidated financial statements

METAVANTE TECHNOLOGIES, INC.

Condensed Consolidated Statements of Income (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2009	2008
Processing and services revenue	$426,850	$424,564
Expenses:
Cost of processing and services	280,259	280,648
Selling, general and administrative	57,138	58,724

Total expenses	337,397	339,372

Income from operations	89,453	85,192
Other non-operating income (expense):
Interest income	110	820
Interest expense	(26,169)	(28,491)
Net loss related to Firstsource	—	(562)
Other	(173)	192

Income before income taxes and noncontrolling interest	63,221	57,151
Provision for income taxes	23,537	22,479

Net income before noncontrolling interest	39,684	34,672
Noncontrolling interest—See Note 1	571	300

Net income	$40,255	$34,972

Net earnings per share:
Basic	$0.34	$0.29
Diluted	$0.34	$0.29
Weighted average shares:
Basic	119,426	119,008
Diluted	119,778	119,889

See notes to condensed consolidated financial statements

METAVANTE TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2009	2008
Operating Activities:
Net income	$40,255	$34,972
Adjustments to reconcile net income to net cash from operating activities:
Depreciation of premises and equipment	9,179	9,772
Amortization	26,980	27,897
Amortization of debt issuance costs	1,538	1,854
Deferred income taxes	169	242
Stock-based compensation expense	2,950	3,405
Other non-cash items	346	71
Net loss related to Firstsource	—	562
Changes in assets and liabilities—net of effect from acquisitions of businesses and foreign currency adjustments:
Accounts receivable	1,150	2,798
EFD processing receivables	5,347	10,963
Unbilled revenues	7,429	(2,276)
Other assets	(406)	1,059
Accounts payable and accrued liabilities	(26,989)	23,348
Deferred revenues	(18,029)	7,863
Other liabilities	1,485	(1,510)

Net cash from operating activities	51,404	121,020

Investing Activities:
Capital expenditures for premises and equipment	(4,497)	(5,569)
Capital expenditures for capitalized software and conversion costs	(26,961)	(31,458)
Change in restricted funds	177,475	(42,202)
Acquisitions—net of cash acquired	(7,731)	(67,578)

Net cash from investing activities	138,286	(146,807)

Financing Activities:
Repayment of debt and capital lease obligations	(4,375)	(3)
Change in payments held for third party remittance	(179,691)	38,262
Proceeds from stock options and stock purchase right	531	958

Net cash from financing activities	(183,535)	39,217
Effect of exchange rate changes on cash and cash equivalents	(461)	(570)

Change in cash and cash equivalents	5,694	12,860
Cash and cash equivalents—beginning of period	268,781	185,528

Cash and cash equivalents—end of period	$274,475	$198,388

Supplemental Cash Flow Information:
Cash paid in the period for:
Interest	$22,843	$30,189

Income taxes	$69	$2,201

See notes to condensed consolidated financial statements

METAVANTE TECHNOLOGIES, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(In thousands, except per share amounts)

1. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements of Metavante Technologies, Inc. (“Metavante” or the “Company”) for the three-months ended March 31, 2009 and 2008 are unaudited. In the opinion of management, all adjustments, normal and recurring in nature, necessary for the fair presentation of such condensed consolidated financial statements have been included. Such interim results are not necessarily indicative of full year results. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting, and with the instructions of Form 10-Q and Article 10 of Regulation S-X and accordingly they do not include all of the information and footnotes required in the annual consolidated financial statements and accompanying footnotes. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in Metavante’s Annual Report on Form 10-K for the year ended December 31, 2008.

The condensed consolidated balance sheet at December 31, 2008 has been derived from the audited consolidated balance sheet at that date, but does not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements.

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

Noncontrolling Interest

As of January 1, 2009, Metavante adopted the requirements of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interest in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). Noncontrolling interest is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS 160 requires that Metavante report noncontrolling interest as a component of shareholders’ equity within the Condensed Consolidated Balance Sheets. The Condensed Consolidated Statements of Income include the noncontrolling interest’s proportionate share of the earnings and losses of the subsidiaries, net of dividends. The prior period financial statements have been adjusted to reflect the reporting requirements of SFAS 160. See Note 7 for changes in noncontrolling interest during the three months ended March 31, 2009.

2. New Accounting Pronouncements

As of January 1, 2009, Metavante adopted the provisions of FASB SFAS 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) requires Metavante to recognize all assets acquired and liabilities assumed and any noncontrolling interest in the acquiree at fair value as of the date of the business combination. This includes the measurement of the acquirer’s shares issued in consideration for a business combination, the recognition of contingent consideration, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance and deferred taxes. The adoption of SFAS 141(R) did not have a material impact to Metavante’s financial statements.

METAVANTE TECHNOLOGIES, INC.

Notes to the Condensed Consolidated Financial Statements – continued (Unaudited)

(In thousands, except per share amounts)

As of January 1, 2009, Metavante adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 amended and expanded the disclosure requirements related to derivative instruments, with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. See Note 6 and Note 10 for SFAS 161 disclosure requirements related to derivative instruments held by Metavante.

As of January 1, 2009, Metavante adopted Emerging Issues Task Force (“EITF”) Issue No. 08-6, “Equity Method Investment Accounting Considerations.” EITF 08-6 provides consensus on the application of certain equity method accounting guidance including initial measurement, decrease in investment value, and change in level of ownership or degree of influence. The adoption of EITF 08-6 did not have a material impact to Metavante’s financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FAS 115-2 and FAS 124-2”). FAS 115-2 and FAS 124-2 amends the other-than-temporary guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairment on debt and equity securities in the financial statements. It does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FAS 115-2 and FAS 124-2 is effective for Metavante on April 1, 2009 and is to be applied to existing and new investments held as of April 1, 2009. Metavante does not believe that FAS 115-2 and FAS 124-2 will have a material impact to Metavante’s financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 157-4, “Determining the Fair Value when the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are Not Orderly” (“FAS 157-4”). FAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. FAS 157-4 is effective for Metavante on April 1, 2009 and is to be applied prospectively. Metavante does not believe that FAS 157-4 will have a material impact to Metavante’s financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FAS 107-1 and APB 28-1”). FAS 107-1 and APB 28-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosure about fair value of financial instruments for interim reporting periods. The disclosure requirements of FAS 107-1 and APB 28-1 are effective for Metavante on April 1, 2009.

3. Investments

Metavante holds a 20.0% interest in the common stock of Firstsource Solutions Limited (“Firstsource”), an India-based provider of business process outsourcing solutions.

Firstsource’s common stock is publicly traded on the National Stock Exchange of India Limited (“NSE”). As of March 31, 2009 and December 31, 2008, Metavante recorded its interest in the common stock of Firstsource in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”) because the fair value is readily determinable from price quotations available from the NSE. Metavante classified its interest in Firstsource as an available-for-sale investment in accordance with SFAS 115.

METAVANTE TECHNOLOGIES, INC.

Notes to the Condensed Consolidated Financial Statements – continued (Unaudited)

(In thousands, except per share amounts)

Metavante’s interest in Firstsource was recorded at its readily determinable fair value, with unrealized gains and losses recorded in other comprehensive income (loss) until realized. As of March 31, 2009 and December 31, 2008, Metavante’s interest in Firstsource was summarized as follows:

	Carrying Value	Gross		Estimated Fair Value
		Unrealized Gains	Unrealized Losses
March 31, 2009	$75,312	$—	$49,711	$25,601

December 31, 2008	$75,312	$—	$52,778	$22,534

This investment was included in Other Assets on the Condensed Consolidated Balance Sheets. During the three months ended March 31, 2009, Metavante recorded an unrealized gain of $3,067 in other comprehensive income (“OCI”) related to its interest in Firstsource. The unrealized gain during the three months ended March 31, 2009 resulted from an increase in Firstsource’s publicly traded stock price from December 31, 2008 to March 31, 2009. Metavante and two other shareholders own 68% of Firstsource. Metavante did not sell any portion of its investment in Firstsource during the three months ended March 31, 2009 and 2008.

As of March 31, 2009, Metavante assessed its interest in Firstsource for impairment in accordance with SFAS 115 and FASB Staff Position Nos. 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”. In order to assess whether the decline in fair value below the carrying value of Firstsource was temporary or not, Metavante evaluated the following factors: 1) Firstsource’s reported and projected financial results have not changed significantly despite the economic downturn, 2) Metavante calculated a fair value of Firstsource utilizing a discounted cash flow model premised on these projected financial results that exceeded Metavante’s carrying value of its investment, 3) the recent economic environment caused the Indian stock market to decrease for reasons not related to Firstsource’s operating results, 4) Metavante does not consider the seven-month length of time that Firstsource’s market value has been below the carrying value to be adequate to conclude that the market value of Firstsource will not recover to its carrying value, and 5) Metavante has the intent and ability to hold its interest in Firstsource for a sufficient period of time to allow for a recovery of Firstsource’s market value or the exploration of various options in realizing the value of Firstsource. Based on the outcome of our evaluation, Metavante determined Firstsource’s decrease in its stock price is not other-than-temporary and an impairment charge was not recorded during the three months ended March 31, 2009. The operating results of Firstsource will continue to be monitored closely to ensure the fair value calculated using the discounted cash flow model remains above Metavante’s carrying value. An unfavorable change in Firstsource’s underlying operating results, the market value of Firstsource remaining at its current level for an extended period of time, or an event that determines a different valuation could result in Metavante concluding the impairment is other-than-temporary.

During the three months ended March 31, 2009 there were no Firstsource equity transactions and therefore, Metavante did not record a gain or loss related to Firstsource equity transactions. For the three months ended March 31, 2008, when the investment in Firstsource was accounted for under the equity method of accounting, Metavante was under the provisions of Staff Accounting Bulletin No. 51, “Accounting for Sales of Stock by a Subsidiary” (“SAB 51”), which states when an investee issues shares of its common stock, the investor should recognize a gain or loss in the same manner as if the investor has sold a portion of its investment. Subject to certain criteria of SAB 51, the resulting gain or loss can be recognized in the consolidated income statements or reflected as a capital transaction in consolidated shareholders’ equity at the option of Metavante, and the accounting treatment selected is to be followed consistently for all future gains or losses. Metavante elected to

METAVANTE TECHNOLOGIES, INC.

Notes to the Condensed Consolidated Financial Statements – continued (Unaudited)

(In thousands, except per share amounts)

recognize all SAB 51 gains or losses in the consolidated statement of income. Metavante recognized a net loss of $562 for the three months ended March 31, 2008, as a result of Firstsource’s equity transactions.

4. Goodwill and Other Intangibles

The changes in the carrying amount of goodwill by segment for the three months ended March 31, 2009, were as follows:

	Financial Solutions Group	Payment Solutions Group	Total
Goodwill balance as of December 31, 2008	$400,802	$909,300	$1,310,102
Goodwill acquired during the period	—	—	—
Purchase accounting adjustments and other	—	(836)	(836)

Goodwill balance as of March 31, 2009	$400,802	$908,464	$1,309,266

Purchase accounting adjustments are the adjustments to the initial goodwill recorded at the time an acquisition is completed. Such adjustments generally consist of adjustments to the assigned fair value of the assets acquired and liabilities assumed resulting from the completion of valuations, adjustments to initial estimates recorded for transaction costs or exit liabilities, if any, contingent consideration when paid or received from escrow arrangements at the end of a contractual contingency period, the reduction of goodwill allocated to sales transactions, and corresponding foreign currency translation adjustments. For the three months ended March 31, 2009, the adjustments to goodwill represent foreign currency translation adjustments.

During the three months ended March 31, 2009, Metavante paid $7,231 of contingent consideration related to prior acquisitions. The contingent consideration was previously recorded as an adjustment of the purchase price; therefore, the payments did not impact goodwill.

SFAS No. 142, “Goodwill and Other Intangibles” (“SFAS 142”) provides specific guidance for testing goodwill and indefinite lived intangible assets for impairment. Goodwill is tested for impairment at least annually using a two-step process that begins with an estimation of fair value at the “reporting unit” level. Metavante’s reporting units are businesses one level below the operating segment level for which discrete financial information is prepared and regularly reviewed by management. The first step screens for potential impairment and the second measures the amount of the impairment.

Metavante adopted the provisions of FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”) as of January 1, 2009. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. More specifically, FSP FAS 142-3 removes the requirement under paragraph 11 of SFAS 142 to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions and instead, requires an entity to consider its own historical experience in renewing similar arrangements. The adoption of FSP FAS 142-3 did not have a material impact to Metavante’s financial statements.

METAVANTE TECHNOLOGIES, INC.

Notes to the Condensed Consolidated Financial Statements – continued (Unaudited)

(In thousands, except per share amounts)

As of March 31, 2009 and December 31, 2008, Metavante’s other intangible assets consisted of the following:

March 31, 2009	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer Relationships	$352,403	$(107,659)	$244,744
Other	13,555	(5,580)	7,975

Total	$365,958	$(113,239)	$252,719

December 31, 2008	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer Relationships	$352,779	$(100,692)	$252,087
Other	13,555	(5,314)	8,241

Total	$366,334	$(106,006)	$260,328

Amortization expense of other intangible assets amounted to $7,352 and $7,258 for the three months ended March 31, 2009 and 2008, respectively.

The estimated amortization expense of other intangible assets for the next five years is:

Remainder of 2009	$21,911
2010	29,051
2011	28,736
2012	27,527
2013	26,257

5. Debt and Capital Lease Obligations

Debt and capital lease obligations at March 31, 2009 and December 31, 2008, consist of the following:

	March 31, 2009	December 31, 2008
Term loan	$1,732,500	$1,736,875
Capital lease obligations	5	5

Total debt and capital lease obligations	1,732,505	1,736,880
Less current maturities	(17,500)	(17,500)

Total long-term debt and capital lease obligations	$1,715,005	$1,719,380

The term loan carries interest at three-month LIBOR plus a margin of 1.75%. As of March 31, 2009 and December 31, 2008, the interest rate on the term loan was 2.92% and 4.94%, respectively.

6. Interest Rate Swaps

Metavante is subject to interest rate market risks in connection with Metavante’s variable-rate long-term debt. Metavante entered into interest rate swap derivative instruments to mitigate the interest rate risk associated

METAVANTE TECHNOLOGIES, INC.

Notes to the Condensed Consolidated Financial Statements – continued (Unaudited)

(In thousands, except per share amounts)

with its variable-rate long-term debt. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), requires Metavante to recognize derivative instruments as either assets or liabilities in the Condensed Consolidated Balance Sheets at their fair value. Metavante has designated all of its interest rate swaps as cash flow hedges in accordance with SFAS 133. Changes in the fair value of an interest rate swap that qualifies as a cash flow hedge are recorded in other comprehensive income and are reclassified into earnings when the forecasted transaction affects earnings. Gains and losses on the interest rate swaps representing either hedge ineffectiveness or hedge components excluded in the assessment of effectiveness would be recognized in current earnings.

Interest rate swaps as of March 31, 2009 are summarized as follows:

On November 26, 2007, Metavante entered into an amortizing interest rate swap with a maturity date of February 1, 2012. The swap has a notional value of $600,000 through February 1, 2010; $400,000 through February 1, 2011; and $200,000 through February 1, 2012. The interest rate swap relates to $600,000 of the term loan. Under the terms of the swap, Metavante is to receive variable interest at the three-month LIBOR rate, and Metavante is to pay the counterparty a fixed rate of 3.865%. The swap effectively fixes Metavante’s rate on $600,000 of the term loan facility at 5.615%. Metavante designated the interest rate swap as a cash flow hedge in accordance with SFAS 133.

On January 30, 2008, Metavante entered into an interest rate swap with a notional value of $200,000, an effective date of February 1, 2008 and a maturity date of February 1, 2012. The interest rate swap relates to $200,000 of the term loan. Under the terms of the swap, Metavante is to receive variable interest at the three-month LIBOR rate, and Metavante is to pay the counterparties a fixed rate of 3.436%. This swap effectively fixes Metavante’s rate on an additional $200,000 of the term loan facility at 5.186%. Metavante designated this swap as a cash flow hedge in accordance with SFAS 133.

On October 30, 2008, Metavante entered into interest rate swaps with a total notional value of $900,000, an effective date of November 1, 2008 and a maturity date of February 1, 2010. The interest rate swaps relate to $900,000 of the term loan. Under the terms of the swaps, Metavante is to receive variable interest at the three-month LIBOR rate, and Metavante is to pay the counterparties a fixed rate of 2.598%. These swaps effectively fix Metavante’s rate on an additional $900,000 of the term loan facility at 4.348%. Metavante designated these swaps as cash flow hedges in accordance with SFAS 133.

The table below summarizes Metavante’s interest rate swaps designated as cash flow hedges in accordance with SFAS 133 as of March 31, 2009 and December 31, 2008:

	Notional Amount	March 31, 2009		December 31, 2008
Date Entered		Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
November 2007	$600,000	Other long-term liabilities	$(26,689)	Other long-term liabilities	$(28,479)
January 2008	200,000	Other long-term liabilities	(10,315)	Other long-term liabilities	(10,148)
October 2008	900,000	Other current liabilities	(10,909)	Other long-term liabilities	(10,901)

Total	$1,700,000		$(47,913)		$(49,528)

METAVANTE TECHNOLOGIES, INC.

Notes to the Condensed Consolidated Financial Statements – continued (Unaudited)

(In thousands, except per share amounts)

The table below summarizes the gains/(losses) on interest rate swaps designated as cash flow hedges in accordance with SFAS 133 in OCI for the three months ended March 31, 2009:

Date Entered	Notional Amount	Amount of gain/ (loss) recognized in OCI (effective portion), net of tax
November 2007	$600,000	$1,101
January 2008	200,000	(103)
October 2008	900,000	(5)

Total	$1,700,000	$993

Metavante recognized no ineffectiveness related to its cash flow hedges for the three months ended March 31, 2009 and 2008. During the three months ended March 31, 2009, Metavante recognized $5,397 of interest expense related to its cash flow hedges. Metavante’s estimated net amount recorded in OCI that is expected to be reclassified into earnings within the next twelve months is $19,213, net of tax. The amount to be reclassified to earnings in the next twelve months will result from the expected cash settlements in accordance with the terms of the interest rate swaps.

METAVANTE TECHNOLOGIES, INC.

Notes to the Condensed Consolidated Financial Statements – continued (Unaudited)

(In thousands, except per share amounts)

7. Shareholders’ Equity

The table below summarizes the changes in shareholders’ equity for the three months ended March 31, 2009:

	Compre- hensive Income	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Compre- hensive Income (Loss)	Non- controlling Interest	Total Shareholders’ Equity
		Shares	Amount
Balance at December 31, 2008		119,815	$1,198	$(650)	$1,482,634	$(1,023,542)	$(98,613)	$15,426	$376,453
Net income	$40,255	—	—	—	—	40,255	—		40,255
Currency translation adjustment	(1,621)	—	—	—	—	—	(1,621)	—	(1,621)
Fair value adjustments on cash flow hedges, net of tax (See Note 6)	993	—	—	—	—	—	993	—	993
Amortization of de-designated cash flow hedge, net of tax	347	—	—	—	—	—	347	—	347
Unrealized gain on available-for-sale investment	3,067						3,067	—	3,067
Change in unrecognized postretirement gains, net of tax	(49)	—	—	—	—	—	(49)	—	(49)

Comprehensive income	$42,992

Noncontrolling interest share of earnings		—	—	—	—	—	—	(571)	(571)
Capital contribution		—	—	—	—	—	—	735	735
Stock based compensation expense		—	—	—	2,950	—	—	—	2,950
Forfeitures of restricted stock		—	—	(81)	81	—	—	—	—
Stock option and stock purchase right exercises		29	—	(9)	540	—	—	—	531

Balance at March 31, 2009		119,844	$1,198	$(740)	$1,486,205	$(983,287)	$(95,876)	$15,590	$423,090

METAVANTE TECHNOLOGIES, INC.

Notes to the Condensed Consolidated Financial Statements – continued (Unaudited)

(In thousands, except per share amounts)

8. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31, 2009
	Net Income (Numerator)	Average Shares (Denominator)	Per Share Amount
Basic earnings per share:
Income available to common shareholders	$40,255	119,426	$0.34

Effect of dilutive securities:
Stock options, restricted stock and other plans		327
Stock purchase right		25

Dilutive earnings per share:
Income available to common shareholders	$40,255	119,778	$0.34

	Three Months Ended March 31, 2008
	Net Income (Numerator)	Average Shares (Denominator)	Per Share Amount
Basic earnings per share:
Income available to common shareholders	$34,972	119,008	$0.29

Effect of dilutive securities:
Stock options, restricted stock and other plans		708
Stock purchase right		173

Dilutive earnings per share:
Income available to common shareholders	$34,972	119,889	$0.29

Metavante and WPM, L.P., a Delaware limited partnership (“WPM”) affiliated with Warburg Pincus LLC (collectively “Warburg Pincus”) entered into a Stock Purchase Right Agreement dated November 1, 2007. Under the Stock Purchase Right Agreement, Warburg Pincus has the right to purchase shares of Metavante common stock in order to maintain its interest in the common shares of Metavante. On August 21, 2008, Metavante and Warburg Pincus entered into an Amended and Restated Stock Purchase Right Agreement, which allows for net settlement of the quarterly purchase by Warburg Pincus. During the three months ended March 31, 2009, Warburg Pincus received approximately 5 shares of Metavante common stock under the Amended and Restated Stock Purchase Right Agreement. In connection with the proposed merger transaction with Fidelity National Information Services, Inc., discussed in Note 14 below, the Amended and Restated Stock Purchase Right Agreement was amended as of March 31, 2009.

The dilutive earnings per share calculations exclude stock options that are convertible into 9.1 million and 7.9 million common shares for the three months ended March 31, 2009 and 2008, respectively, because their inclusion would have been anti-dilutive.

9. Employee Retirement and Health Plans

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

The following table provides detail on Metavante’s net period benefit costs for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
Service cost	$148	$95
Interest cost on accumulated postretirement benefit obligation (“APBO”)	152	85
Prior service amortization	(77)	—

Net periodic postretirement benefit cost	$223	$180

Benefit payments and expenses, net of participant contributions, for the three months ended March 31, 2009 and 2008, amounted to $0.

The funded status, which is the accumulated postretirement benefit obligations as of March 31, 2009 was as follows:

Total funded status, December 31, 2008	$(9,363)
Service cost	(148)
Interest cost on APBO	(152)

Total funded status, March 31, 2009	$(9,663)

10. Warrants

Metavante signed a warrant agreement on June 29, 2007, which granted Metavante warrants to purchase 2.5 million shares of Temenos Group AG (“Temenos”), a publicly-traded software company. The warrants, issued in June 2007, were received pursuant to the terms of a February 2007 letter agreement with the software provider. The vested warrants are considered derivatives per SFAS 133. The fair value of the vested warrants is recorded at the end of each reporting period with changes in fair value recorded to earnings. The fair value of the vested warrants is recorded in other assets and as of March 31, 2009 and 2008, was $394 and $5,100, respectively. For the three months ended March 31, 2009 and 2008, the change in fair value recorded in earnings was an unrealized loss of $380 and $100, respectively, and was recorded within selling, general and administrative expenses in the Consolidated Statements of Income.

11. Fair Value Measurements

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

Metavante uses observable forward interest rates as inputs to a valuation model to value the interest rate swaps. Metavante uses the Black-Scholes option pricing model to value the warrants. The warrants discussed in Note 10 are in the Level III category due to the fact that volatility used in the Black-Scholes model is based on comparable companies. The investment in Firstsource discussed in Note 3 uses quoted market prices from the NSE because Firstsource’s common stock is publicly traded.

The following table summarizes the valuation of Metavante’s assets and liabilities by the above SFAS 157 fair value hierarchy as of March 31, 2009:

	Total	Level I	Level II	Level III
Interest rate swaps	$47,913	$—	$47,913	$—
Warrants	394	—	—	394
Interest in common stock of Firstsource	25,601	25,601	—	—
Restricted certificates of deposit	125,000	125,000	—	—

The changes in assets and liabilities measured at fair value for which Metavante has used Level III inputs to determine fair value are as follows:

Balance, December 31, 2008	$774
Total loss recorded in operating expenses	(380)

Balance, March 31, 2009	$394

12. Segments

Metavante determines its operating segments based on the information utilized by the chief operating decision maker, Metavante’s Chief Executive Officer, to allocate resources and assess performance. Based on this information, Metavante has determined that it operates in two operating segments—the Financial Solutions Group (“FSG”) and the Payment Solutions Group (“PSG”). FSG offers a comprehensive suite of technology and business services that are critical to a financial institution’s ability to attract, expand and service existing and prospective customers. PSG offers a comprehensive suite of payment products and services, including credit, debit and prepaid debit card management and a national payments network in NYCE, as well as specialized solutions to facilitate government and healthcare payments. These reportable segments are strategic business units through which Metavante offers different products and services. Metavante evaluates the performance of

METAVANTE TECHNOLOGIES, INC.

Notes to the Condensed Consolidated Financial Statements – continued (Unaudited)

(In thousands, except per share amounts)

segments based on their respective revenues and segment operating income, which excludes certain corporate costs, net interest expense and income taxes. During the three months ended March 31, 2009, Metavante revised the methodology for allocating certain sales and marketing costs between the FSG segment and PSG segment. Segment reporting for all periods was adjusted to reflect this change. The change for the three months ended March 31, 2008, was a decrease to FSG expenses of $821 and a corresponding increase to PSG expenses. Total segment operating income for the three months ended March 31, 2008 did not change.

	FSG	PSG	Total
Three months ended March 31, 2009
Revenue	$167,133	$259,717	$426,850
Expenses	125,462	178,168	303,630

Segment operating income	$41,671	$81,549	123,220

Net corporate/other expenses (1)			(59,428)
Noncontrolling interest (2)			(571)

Income before income taxes and noncontrolling interest			$63,221

Three months ended March 31, 2008, as adjusted
Revenue	$164,011	$260,553	$424,564
Expenses	126,014	179,296	305,310

Segment operating income	$37,997	$81,257	119,254

Net corporate/other expenses (1)			(61,803)
Noncontrolling interest (2)			(300)

Income before income taxes and noncontrolling interest			$57,151

(1)	Net corporate/other expenses include human resource, legal, finance and accounting, shared-based compensation, acquisition intangible amortization, interest, various other unallocated overhead charges and costs with the proposed merger discussed in Note 14. These costs are not allocated to the segments when Metavante management evaluates segment performance.
(2)	Noncontrolling interest is included within the PSG segment when Metavante management evaluates segment performance.

13. Commitments and Contingencies

During its normal course of business, Metavante may be involved from time to time in litigation. Metavante recorded a reserve in the amount of $8,471 and $8,698 as of March 31, 2009 and December 31, 2008, respectively, for the estimated exposure and legal fees related to a contractual dispute with a customer. No significant change in this litigation or the estimated exposure has occurred since December 31, 2008.

In November 2007, Metavante entered into an interest rate swap with Lehman Brothers Special Financing, Inc. (“LBSFI”), which filed for protection under Chapter 11 of the United States Bankruptcy Code, as amended. Metavante no longer considers the interest rate swap to be a derivative as defined by SFAS 133, because Metavante does not believe that LBSFI can perform its obligations relative to the net settlement feature of the interest rate swap. As a result, Metavante is accounting for the interest rate swap as a contingent liability in accordance with SFAS 5, “Accounting for Contingencies.” As of March 31, 2009 and December 31, 2008 Metavante recorded a liability in the amount of $9,552 and $6,577, respectively, for the estimated exposure related to this contingency.

METAVANTE TECHNOLOGIES, INC.

Notes to the Condensed Consolidated Financial Statements – continued (Unaudited)

(In thousands, except per share amounts)

A dispute has arisen between Metavante and Temenos related to performance under an agreement to build a next generation core banking platform. Temenos has announced that it has suspended project activities under the agreement until the dispute is resolved. Metavante intends to work through mediation and the contractually prescribed dispute resolution procedures under the agreement. Irrespective of this dispute, Metavante believes the work it has done will allow it to meet the demands of the market and its clients for these capabilities. Metavante remains committed to its next generation core banking development efforts and we continue development of our next generation core banking solution.

14. Merger Agreement

On April 1, 2009, Metavante and Fidelity National Information Services, Inc. (“FIS”) announced that the boards of directors of both companies had approved a definitive agreement under which FIS will acquire Metavante. Under the terms of the agreement, Metavante shareholders will receive a fixed exchange ratio of 1.35 shares of FIS common stock for each share of Metavante common stock they own. The transaction is structured as a tax-free reorganization whereby Metavante will be merged with and into a newly formed subsidiary of FIS. In connection with the transaction, Metavante’s lenders have agreed to waive their change of control provisions and permit the merger to proceed. The transaction is subject to approval by Metavante and FIS shareholders, receipt of regulatory approvals and the satisfaction of customary closing conditions. The transaction is expected to be completed in the third quarter of 2009.

In connection with the transaction, certain provisions of Metavante’s credit facility will be amended. The credit agreement amendment will become effective upon the satisfaction and/or waiver of certain conditions, including the consummation of the transaction.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

In this quarterly report, references to “Metavante,” “the Company,” “our company,” “we,” “our,” “ours,” and “us” refer to Metavante Technologies, Inc. (which is sometimes referred to individually as “Metavante Technologies”), and its consolidated subsidiaries.

This quarterly report contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those that express a plan, belief, expectation, estimation, anticipation, intent, contingency, future development or similar expression, and can generally be identified as forward-looking because they include words such as “believes,” “anticipates,” “expects,” “should,” or words of similar importance. Statements that describe our objectives or goals are also forward-looking statements. The forward-looking statements included in this report involve significant risks and uncertainties, and a number of factors, both foreseen and unforeseen, that could cause actual results to differ materially from our current expectations. Factors relating to the pending merger with Fidelity National Information Services, Inc. that could cause actual results to differ materially includes the possibilities that: the companies may be unable to obtain shareholder or regulatory approvals required for the merger, problems may arise in successfully integrating the businesses of the two companies, the merger may involve unexpected costs, the combined company may be unable to achieve cost savings from synergies, and the businesses may suffer as a result of uncertainty surrounding the merger. Other factors that may affect our results include, among others, our debt level, restrictions and limitations in our credit facilities, our competitive industry, changes in customer demand for our products or services, disruptions and instability in the credit and financial markets, economic recession, general changes in economic conditions, risks of damage to our data centers or associated infrastructure, foreign currency fluctuations, intellectual property risks, effect of regulation on our business, network and operational risk, loss of significant customers and customer consolidation risks, risks associated with future acquisitions, and other factors discussed in Metavante’s Annual Report on Form 10-K under the heading “Risk Factors,” and other filings with the Securities and Exchange Commission. Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements. Readers are cautioned not to place undue reliance upon forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date hereof.

The following section discusses management’s view of the financial condition and results of operations of Metavante Technologies and its consolidated subsidiaries as of and for the three months ended March 31, 2009 and 2008.

Overview

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

Metavante’s revenue increased 1% for the three months ended March 31, 2009, compared with the three months ended March 31, 2008. Metavante’s net income for the three months ended March 31, 2009 was $40.3 million, compared to net income for the three months ended March 31, 2008 of $35.0 million. Metavante’s highly recurring and diverse revenue base and its scaleable cost structure enabled Metavante to deliver these financial results despite the difficult environment our clients are facing.

Recent Developments

On April 1, 2009, Metavante and Fidelity National Information Services, Inc. (“FIS”) announced that the boards of directors of both companies had approved a definitive agreement under which FIS will acquire Metavante. Under the terms of the agreement, Metavante shareholders will receive a fixed exchange ratio of 1.35 shares of FIS common stock for each share of Metavante common stock they own. The transaction is structured as a tax-free reorganization whereby Metavante will be merged with and into a newly formed subsidiary of FIS. The transaction is subject to approval by Metavante and FIS shareholders, receipt of regulatory approvals and the satisfaction of customary closing conditions. The transaction is expected to be completed in the third quarter of 2009.

Results of Operations

The following table shows the results of operations of Metavante for the three months ended March 31, 2009 and 2008 (in millions):

	Three Months Ended March 31,
Selected Financial Information	2009	2008
Revenue	$426.9	$424.6
Expenses:
Cost of processing and services	280.3	280.7
Selling, general and administrative	57.1	58.7

Total expenses	337.4	339.4

Income from operations	89.5	85.2
Other non-operating income (expense):
Interest expense, net	(26.1)	(27.7)
Net loss related to Firstsource	—	(0.6)
Other	(0.2)	0.3

Income before income taxes and noncontrolling interest	63.2	57.2
Provision for income taxes	23.5	22.5

Net income before noncontrolling interest	39.7	34.7
Noncontrolling interest	0.6	0.3

Net income	$40.3	$35.0

Key Operating Metrics

Metavante management believes the results of operations expressed as a percentage of revenue provide insight into trends of the business. The following table shows the results of operations of Metavante for the three months ended March 31, 2009 and 2008, expressed as a percentage of revenue for the respective periods:

	Three Months Ended March 31,
Selected Financial Information (% of Revenue)	2009	2008
Revenue	100%	100%
Expenses:
Cost of processing and services	65.7%	66.1%
Selling, general and administrative	13.4%	13.8%

Total expenses	79.1%	79.9%

Income from operations	20.9%	20.1%
Other non-operating income (expense):
Interest expense, net	(6.1)%	(6.5)%
Net loss related to Firstsource	0.0%	(0.1)%
Other	0.0%	0.1%

Income before income taxes and noncontrolling interest	14.8%	13.6%
Provision for income taxes	5.5%	5.3%

Net income before noncontrolling interest	9.3%	8.3%
Noncontrolling interest	0.1%	0.0%

Net income	9.4%	8.3%

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

The following table shows a reconciliation of net income to EBITDA for the three months ended March 31, 2009 and 2008 (in millions):

	Three Months Ended March 31,
	2009	2008
Net income	$40.3	$35.0
Add: Net interest expense	26.1	27.7
Provision for income taxes	23.5	22.5
Depreciation and amortization	28.8	30.3
Acquisition intangible amortization	7.4	7.3

EBITDA	$126.1	$122.8

Description of Revenues and Expenses

Revenue

Metavante’s revenue consists primarily of the following:

Data Processing—Metavante generates a majority of its account and transaction processing fees on services provided under multi-year contracts, primarily with clients in the financial services industry. Various factors influence Metavante’s processing revenue stream including the retention of existing clients, each client’s organic growth, sales to new clients, cross-sales to existing clients, competition from other services providers and consolidation in the financial services industry (which can be either favorable or unfavorable depending on whether the client is an acquirer or is itself acquired). Certain divisions have seasonal patterns in their data processing revenue.

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

Other Revenue—Metavante generates additional revenue from the production of plastic debit, credit, stored value, health insurance, and transit cards, hardware sales in conjunction with software license contracts, certain pass-through charges, such as postage, and client termination fees. Other revenue may vary from period to period.

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

Comparison of the Three Months Ended March 31, 2009 and 2008

Revenue

Revenue increased $2.3 million, or 1%, to $426.9 million for the three months ended March 31, 2009, as compared to $424.6 million for the three months ended March 31, 2008. The revenue growth was primarily driven by higher processing activity which more than offset lower software license revenue and client termination fees.

Cost of Processing and Services

Cost of processing and services decreased $0.4 million, or 0%, to $280.3 million for the three months ended March 31, 2009, compared to $280.7 million for the three months ended March 31, 2008. Cost of processing and services, as a percentage of revenue, improved to 65.7% for the three months ended March 31, 2009, compared to 66.1% for the three months ended March 31, 2008. The decrease as a percentage of sales was due to operating leverage within the FSG segment.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased $1.6 million, or 3%, to $57.1 million for the three months ended March 31, 2009, compared to $58.7 million for the three months ended March 31, 2008. Selling, general and administrative expenses, as a percentage of revenue, decreased to 13.4% for the three months ended March 31, 2009, compared to 13.8% for the three months ended March 31, 2008. The decrease as a percentage of sales is due to the reduction of marketing-related expenses and management’s efforts to control costs, which more than offset transaction costs of $2.2 million incurred in the first quarter of 2009 associated with the proposed FIS merger transaction.

Income from Operations

Income from operations increased $4.3 million, or 5%, to $89.5 million for the three months ended March 31, 2009, compared to $85.2 million for the three months ended March 31, 2008. Income from operations, as a percentage of revenue, was 20.9% for the three months ended March 31, 2009, compared to 20.1% for the three months ended March 31, 2008. The increase in operating margin was due to the volume leverage within the FSG segment and the reduction in selling, general and administrative expenses.

Interest Expense, net

Interest expense, net of interest income, decreased $1.6 million, to $26.1 million for the three months ended March 31, 2009, compared to $27.7 million for the three months ended March 31, 2008. The decrease was due to an additional interest rate swap in place for the three months ended March 31, 2009, which reduced our borrowing rate compared to the three months ended March 31, 2008.

Net Loss Related to Firstsource

During the three months ended March 31, 2009, Metavante recorded no pre-tax losses related to Metavante’s investment in Firstsource Solutions Limited, compared to $0.6 million in pre-tax losses during the three months ended March 31, 2008. See Note 3 in the Notes to Condensed Consolidated Financial Statements for further information.

Other Non-Operating Income (Expense)

Other non-operating income (expense) was $(0.2) million for the three months ended March 31, 2009, compared to $0.3 million for the three months ended March 31, 2008. Other non-operating income (expense) can vary between periods.

Provision for Income Taxes

The provision for income taxes was $23.5 million for the three months ended March 31, 2009, compared to $22.5 million for the three months ended March 31, 2008. The effective tax rate was 37.2% for the three months ended March 31, 2009, compared to 39.3% for the three months ended March 31, 2008. The effective tax rate was higher for the three months ended March 31, 2008 because the federal research and experimentation credit was not extended until October 2008, therefore, the full-year benefit was recorded in the fourth quarter of 2008.

Noncontrolling interest

Noncontrolling interest was $0.6 million for the three months ended March 31, 2009, compared to $0.3 million for the three months ended March 31, 2008. Metavante reports 100% of the financial results of Everlink Payment Services, Inc. and Monitise Americas, LLC within its operations. These amounts relate to the portion of losses that are attributable to the minority shareholders of the Everlink Payment Services, Inc. and Monitise Americas, LLC entities. These amounts can vary between periods depending on the performance of the respective businesses.

Net Income

Net income for the three months ended March 31, 2009 was $40.3 million compared to $35.0 million for the three months ended March 31, 2008 due to the reasons stated above.

Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA)

EBITDA increased $3.3 million, or 3%, to $126.1 million for the three months ended March 31, 2009, compared to $122.8 million for the three months ended March 31, 2008. EBITDA as a percentage of revenue was 29.5% for the three months ended March 31, 2009, compared to 28.9% for the three months ended March 31, 2008. The increase in EBITDA, as a percentage of revenue was due to efforts by management to control costs and volume leverage.

Business Segments

Metavante provides a full array of technology products and services for the financial services industry. Metavante’s results of operations are classified into two business segments: FSG and PSG. FSG and PSG are strategic business units through which Metavante offers different products and services. During the three months ended March 31, 2009, Metavante revised the methodology for allocating certain sales and marketing costs between the FSG segment and PSG segment. Segment reporting for all previous periods have been revised to reflect this change. The change for the three months ended March 31, 2008, was a decrease to FSG expenses of $0.8 million and a corresponding increase to PSG expenses. Total segment operating income for the three months ended March 31, 2008 did not change. A further description of each of our business segments along with the corporate services area follows:

FSG—The Financial Solutions Group includes the following solution sets: banking, commercial treasury, eBanking, risk and compliance, sales and service and wealth management. FSG offers a comprehensive suite of technology and business services that are critical to a financial institution’s ability to attract, expand and service existing and prospective customers.

PSG—The Payment Solutions Group includes the following solution sets: acquiring, issuing, image, payment network, ePayment and healthcare payment. PSG offers a comprehensive suite of payment products and services, including credit, debit and prepaid card management and national payments networks in NYCE, as well as specialized solutions to facilitate government and heathcare payments.

Corporate—Net corporate/other expenses include human resources, legal, finance and accounting, share-based compensation, acquisition intangible amortization, interest, various other unallocated overhead charges and costs with the proposed FIS merger transaction. These costs are not allocated to the segments when Metavante management evaluates segment performance.

Metavante evaluates the performance of its segments based on their respective revenues and segment operating income. The following table shows summarized financial information for each of Metavante’s two business segments for the three months ended March 31, 2009 and 2008 (in millions):

	FSG	PSG	Total
Three months ended March 31, 2009
Revenue	$167.2	$259.7	$426.9
Expenses	125.5	178.2	303.7

Segment operating income	$41.7	$81.5	123.2

Net corporate/other expenses			(59.4)
Noncontrolling interest (1)			(0.6)

Income before income taxes and noncontrolling interest			$63.2

Three months ended March 31, 2008, as adjusted
Revenue	$164.0	$260.6	$424.6
Expenses	126.0	179.3	305.3

Segment operating income	$38.0	$81.3	119.3

Net corporate/other expenses			(61.8)
Noncontrolling interest (1)			(0.3)

Income before income taxes and noncontrolling interest			$57.2

(1)	Noncontrolling interest is included within the PSG segment when Metavante management evaluates segment performance.

Comparison of the Three Months Ended March 31, 2009 and 2008

Revenue

Revenue for the FSG segment increased $3.2 million, or 2%, to $167.2 million for the three months ended March 31, 2009, compared to $164.0 million for the three months ended March 31, 2008. Revenue growth was driven by higher core processing activity which was offset by a decrease in client termination fees.

Revenue for the PSG segment decreased $0.9 million, or 0%, to $259.7 million for the three months ended March 31, 2009, compared to $260.6 million for the three months ended March 31, 2008. The revenue decrease was due to lower software license revenue and call-center work that was insourced by a customer. These decreases were somewhat offset by higher transaction volumes.

Segment Operating Income

Segment operating income for the FSG segment increased $3.7 million, or 10%, to $41.7 million for the three months ended March 31, 2009, compared to $38.0 for the three months ended March 31, 2008. Segment operating margin was 24.9% in 2009 compared to 23.2% in 2008. The increase in operating margin was due to volume leverage and efforts by management to control costs.

Segment operating income for the PSG segment increased $0.2 million, or 0%, to $81.5 million for the three months ended March 31, 2009, compared to $81.3 million for the three months ended March 31, 2008. Segment operating margin was relatively unchanged at 31.4% in 2009 compared to 31.2% in 2008.

Net corporate/other expenses decreased $2.4 million to $59.4 million for the three months ended March 31, 2009, compared to $61.8 million for the three months ended March 31, 2008. The decrease in net corporate/other expenses is primarily due to decreased interest expense, lower marketing related expenses and management efforts to control costs, which more than offset transaction costs incurred in the first quarter of 2009 associated with the proposed FIS merger transaction.

Liquidity and Capital Resources

Metavante broadly defines liquidity as its ability to generate sufficient cash flow from operating activities to meet its obligations and commitments. In addition, liquidity includes the ability to obtain appropriate debt and equity financing.

The following table shows Metavante’s sources and uses of funds for the three months ended March 31, 2009 and 2008 (in millions):

	Three Months Ended March 31,
	2009	2008
Net cash from operating activities	$51.4	$121.0
Net cash from investing activities	138.3	(146.8)
Net cash from financing activities	(183.5)	39.2
Effect of exchange rate changes on cash and cash equivalents	(0.5)	(0.5)

Change in cash and cash equivalents	$5.7	$12.9

Net cash from operating activities

Net cash from operating activities during the three months ended March 31, 2009 decreased by $69.6 million to $51.4 million, compared to $121.0 million during the three months ended March 31, 2008. This decrease was driven by the timing of settlement activity for payment transactions settlement, which decreased cash from operating activities by approximately $28.7 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. Additionally, the decrease was driven by Metavante’s 2008 profit sharing contribution into the employee retirement plan occurring during the three months ended March 31, 2009. Metavante’s 2007 profit sharing contribution was made during 2007, so there was no payment during the three months ended March 31, 2008. The remaining decrease was due to the timing of other various working capital items.

Net cash from investing activities

Net cash from investing activities during the three months ended March 31, 2009 increased by $285.1 million to a cash inflow of $138.3 million, compared to a cash outflow of $146.8 million during the three months ended March 31, 2008. The funds from processing certain types of transactions as described in Note 1 of the Notes to the Consolidated Financial Statements, in Item 8 of Metavante’s Annual Report on Form 10-K for the year ended December 31, 2008, increased $219.7 million for the three months ended March 31, 2009 compared to 2008. This amount can vary significantly from period to period. In addition, net cash from investing activities was impacted by a decrease in funds used for acquisitions of $59.9 million for the three months ended March 31, 2009, compared to the three months ended March 31, 2008.

Net cash from financing activities

Net cash from financing activities for the three months ended March 31, 2009 decreased $222.7 million to a cash outflow of $183.5 million, compared to a cash inflow of $39.2 million for the three months ended March 31, 2008. The decrease was primarily attributable to the change in payments held for third party remittance as described in Note 1 of the Notes to the Consolidated Financial Statements, in Item 8 of Metavante’s Annual Report on Form 10-K for the year ended December 31, 2008. The amount can vary significantly from period to period and decreased by $218.0 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

Free Cash Flow

Within this report, Metavante uses free cash flow as a non-GAAP financial measure. Metavante evaluates its liquidity in part based upon its free cash flow, defined as cash provided by operating activities less capital expenditures. Metavante’s management believes that free cash flow provides useful information to investors regarding Metavante’s ability to generate cash from business operations that is available for acquisitions, other investments and debt service. Non-GAAP financial measures should not be considered to be a substitute for the reported results prepared in accordance with GAAP. Free cash flow should not be considered as a principal indicator of Metavante’s performance. Metavante uses free cash flow only on a supplemental basis. Metavante’s definition of free cash flow may differ from definitions used by other companies.

The following is a reconciliation of cash provided from operating activities to free cash flow (in millions):

	Three Months Ended March 31,
	2009	2008
Net cash provided by operating activities	$51.4	$121.0
Less capital expenditures:
Premises and equipment	4.5	5.6
Software and conversions	27.0	31.4

Free cash flow	$19.9	$84.0

Free cash flow decreased $64.1 million, or 76%, to $19.9 million for the three months ended March 31, 2009, compared to $84.0 million for the three months ended March 31, 2008. This decrease was driven by the timing of settlement activity for payment transactions settlement, which decreased cash from operating activities by approximately $28.7 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. Additionally, the decrease was driven Metavante’s 2008 profit sharing contribution into the employee retirement plan occurring during the three months ended March 31, 2009. Metavante’s 2007 profit sharing contribution was made during 2007 so there was no payment during the three months ended March 31, 2008. The remaining decrease was due to the timing of other various working capital items.

Credit Facilities

Except as set forth below, there have been no significant changes to Metavante’s credit facilities since the filing of our Annual Report on Form 10-K for the year ended December 31, 2008.

Following the execution of the merger agreement with FIS, on April 30, 2009, Metavante and its wholly owned subsidiary, Metavante Corporation (the “Borrower”), entered into an amendment (the “Credit Agreement Amendment”) to the credit agreement, originally entered into as of November 1, 2007, among Metavante, the Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, Lehman Commercial Paper Inc. and Baird Financial Corporation, as Documentation Agents, Morgan Stanley Senior Funding Inc., as Syndication Agent, and the lenders party thereto (the “Credit Agreement”). Lenders holding more than 90% of the outstanding amount of indebtedness under the Credit Agreement have consented to and executed the Credit Agreement Amendment (such lenders, the “Consenting Lenders”).

The Credit Agreement Amendment provides, among other things, that on its effective date, the outstanding indebtedness under the Credit Agreement will be restructured as follows: (i) the Borrower will borrow 100% of the unused revolving commitments under the Credit Agreement on or prior to such effective date, (ii) FIS or one of its subsidiaries will purchase all of the revolving loans of each Consenting Lender outstanding on such effective date if and only if such Consenting Lender commits to purchase accounts receivable from FIS’s securitization vehicle under a new FIS accounts receivable securitization facility to be entered into on or prior to the closing of the merger, (iii) an aggregate principal amount of $500,000,000 of term loans held by the Consenting Lenders will be exchanged for an identical principal amount of term loans under FIS’s existing credit facility, (iv) FIS or one of its subsidiaries will purchase up to an aggregate principal amount of $428,125,000 of the remaining term loans held by the Consenting Lenders at par in cash, (v) if, after giving effect to the debt exchange and purchases described in the foregoing clauses (ii), (iii) and (iv), the aggregate principal amount of term loans and revolving loans that remain outstanding under the Credit Agreement (as amended by the Credit Agreement Amendment) would result in a “default” under the FIS’s existing credit agreement, the Borrower will prepay these loans on a pro rata basis for the relevant credit facility in a minimum amount necessary to avoid such “default” and (vi) the term loans that remain outstanding under the Credit Agreement after giving effect to the transactions described in the foregoing clauses (iii), (iv) and (v) will be re-priced as provided in the Credit Agreement Amendment (the transactions described in the foregoing clauses (i) through (vi), collectively, the “Restructuring Transactions”). The term loans and revolving loans purchased or exchanged by FIS or one of its subsidiaries pursuant to the Restructuring Transactions will be deemed immediately cancelled for all purposes of the Credit Agreement and no longer outstanding.

As previously reported, the requisite lenders under the Credit Agreement have agreed to waive their change of control provisions and permit the merger and related transactions to proceed.

The Credit Agreement Amendment also amends certain covenants and other provisions in the Credit Agreement to permit the consummation of the Restructuring Transactions and to conform to the covenants in FIS’s existing credit facility. The Credit Agreement Amendment will become effective upon the satisfaction and/or waiver of certain conditions set forth therein, including the consummation of the merger.

In consideration of the Consenting Lenders entering into the Credit Agreement Amendment, the Borrower will pay to the administrative agent for the ratable account of the Consenting Lenders a fee equal to 1.00% of the aggregate amount of the term loans or revolving commitments held by such lenders immediately prior to the Restructuring Transactions.

In connection with the Restructuring Transactions, Metavante and the Borrower and their subsidiaries that are guarantors under the Credit Agreement will be required to guarantee the obligations under FIS’s credit facility and its new account receivables securitization facility referred to above.

As of March 31, 2009, Metavante was subject to a consolidated leverage ratio covenant. The consolidated leverage ratio is the ratio of consolidated total net debt to credit agreement EBITDA. As of March 31, 2009, the ratio must not exceed 4.50:1.00. Metavante’s consolidated leverage ratio as of March 31, 2009 was 2.8:1:00. As of March 31, 2009, Metavante was in compliance with all covenants within its credit facilities. See our Annual Report on Form 10-K for the year ended December 31, 2008 for additional information regarding sources of liquidity.

Metavante believes that its existing cash balances, future cash flows from operations and borrowing programs will provide adequate sources of liquidity and capital resources to meet Metavante’s expected short-term liquidity needs and its long-term needs for operations of its business, expected capital spending for the next 12 months and the foreseeable future and the satisfaction of its obligations and commitments.

Contractual Obligations

There have been no significant changes to Metavante’s contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Off-Balance Sheet Financing Arrangements

At March 31, 2009, Metavante had no off-balance sheet arrangements.

Critical Accounting Policies

There have been no significant changes to Metavante’s critical accounting policies since the filing of our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Metavante’s quantitative and qualitative disclosures about market risk have not materially changed since the filing of our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Metavante carried out an evaluation, under the supervision and with the participation of management, including Metavante’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness, as of March 31, 2009, of the design and operation of the disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, Metavante’s Chief Executive Officer and its Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of March 31, 2009.

Changes in Internal Control over Financial Reporting

There has been no change in Metavante’s internal control over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, Metavante’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

See “Risk Factors” in Part 1 – Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008 for information about risk factors. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, except as set forth below.

Risks Related to the Transaction with Fidelity National Information Services, Inc.

There can be no assurances that the pending merger between Metavante and Fidelity National Information Services, Inc. will be consummated.

On March 31, 2009, Metavante entered into a merger agreement with Fidelity National Information Services, Inc. (“FIS”) which provides for the acquisition of Metavante by FIS. Pursuant to the merger agreement, Metavante shareholders will receive a fixed exchange ratio of 1.35 shares of FIS common stock for each share of Metavante common stock they own. The transaction is subject to approval by FIS and Metavante shareholders, receipt of regulatory approvals and the satisfaction of customary closing conditions.

If the shareholders of FIS fail to approve the issuance of shares as contemplated by the merger agreement or if the shareholders of Metavante fail to approve and adopt the merger agreement and the transactions it contemplates, FIS and Metavante will not be able to complete the merger. Additionally, if the other closing conditions are not met or waived, the companies will not be able to complete the merger. As a result, there can be no assurance that the merger will be completed in a timely manner or at all.

The merger agreement also provides that, upon termination of the merger agreement under specified circumstances (including a termination by either party in order to enter into a definitive agreement with respect to an alternative transaction that the board of directors of such party has determined to be a superior proposal, subject to compliance with certain conditions), Metavante or FIS would be required to pay the other party a termination fee of $175 million.

For the foregoing reason, Metavante cannot assure that the pending merger between Metavante and Fidelity National Information Services, Inc. will be consummated.

Failure to consummate the merger could have an adverse effect on our stock price, business, financial condition, results of operations or prospects.

The announcement and pendency of the merger could cause disruptions in Metavante’s business, including:

•

Metavante’s employees may experience uncertainty about their future roles with the combined company, which might adversely affect Metavante’s ability to retain and hire highly-skilled technical employees or senior management;

•

the attention of Metavante management may be directed toward the completion of the merger and transaction-related considerations and may be diverted from the day-to-day business operations of Metavante; and

•	customers, suppliers or others may seek to modify or terminate their business relationships with Metavante.

Metavante may face additional challenges in competing for new business and retaining or renewing business. These disruptions could be exacerbated by a delay in completion of the merger.

For the foregoing reason, Metavante cannot assure that the pending merger, or the failure of the pending merger to be consummated, will not have an adverse effect on Metavante’s stock price, business, financial condition, results of operations or prospects.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In connection with the completion of the separation transaction, Metavante entered into a Stock Purchase Right Agreement, with WPM, L.P., a Delaware limited partnership (“WPM”) affiliated with Warburg Pincus LLC (collectively “Warburg Pincus”). Under the Stock Purchase Right Agreement, Warburg Pincus has the right to purchase shares of Metavante common stock in order to maintain its ownership interest in the common shares of Metavante. The Agreement relates to employee stock options that were outstanding immediately following the separation transaction. The stock purchase right may be exercised quarterly for one-third of the number of employee stock options existing immediately following the separation transaction that were exercised during the preceding quarter. Warburg Pincus’s stock purchase right is based on the exercise price of the options exercised. On August 21, 2008, Metavante and WPM entered into an Amended and Restated Stock Purchase Right Agreement, which allows for net settlement of the quarterly purchase by WPM for $0.01 per share. On March 16, 2009, pursuant to the terms of the Amended and Restated Stock Purchase Right Agreement, WPM acquired 4,721 shares of Metavante common stock for an aggregate cash purchase price of $47.21. The shares of Metavante common stock were issued and sold in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933. In connection with the proposed merger transaction with Fidelity National Informational Services, Inc., the Amended and Restated Stock Purchase Right Agreement was amended as of March 31, 2009.

Item 5.	Other Information

On April 7, 2009, a putative class action complaint was filed by a purported Metavante shareholder against Metavante, its directors, certain officers, and FIS. The complaint alleges that the directors and officers breached fiduciary duties to Metavante shareholders and that Metavante and FIS aided and abetted such breaches. The complaint seeks to enjoin the proposed merger transaction, preliminarily and permanently, and also seeks damages, attorneys’ fees, and class certification. An amended complaint was filed on April 23, 2009, adding an additional plaintiff, but it is otherwise the same as the original complaint. The case is Lisa Repinski, et al v. Michael Hayford, et al. Milwaukee County Circuit Court Case No. 09CV5325.

On April 24, 2009, a second putative class action containing similar allegations was filed by another purported Metavante shareholder against Metavante and its directors and certain officers. This complaint also seeks to enjoin the transaction, preliminarily and permanently, and also seeks damages, attorneys’ fees, and class certification. This case is Samuel Beren v. Metavante Technologies, Inc. et al., Milwaukee County Circuit Court Case No. 09CV6315.

On April 28, 2009, a motion was filed to consolidate the Repinski and Beren actions; that motion has not yet been decided. Metavante believes these actions are without merit and intends to vigorously defend against the claims.

Item 6.	Exhibits.

See the Exhibit Index following the signatures page of this report, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METAVANTE TECHNOLOGIES, INC.
(Registrant)

Date: May 6, 2009	/s/ TIMOTHY C. OLIVER
Timothy C. Oliver
Senior Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date: May 6, 2009	/s/ KENNETH F. BEST
Kenneth F. Best
Principal Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)

METAVANTE TECHNOLOGIES, INC.

(the “Registrant”)

(Commission File No. 001-33747)

Exhibit Index

to

Quarterly Report on Form 10-Q

for the Quarter Ended March 31, 2009

Exhibit No.	Description	Incorporated Herein by Reference to	Filed Herewith
2.1	Agreement and Plan of Merger dated as of March 31, 2009, by and among Fidelity National Information Services, Inc., Cars Holdings, LLC and Metavante Technologies, Inc.	Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on April 6, 2009.

4.1	Amendment No. 1 to Credit Agreement, dated April 30, 2009, among Metavante Technologies, Inc., Metavante Corporation, the lenders party thereto, and JP Morgan Chase Bank, N.A., as administrative agent.	Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 1, 2009.

10.1	Support Agreement, dated as of March 31, 2009, among Fidelity National Information Services, Inc., Cars Holdings, LLC, WPM, L.P. and Metavante Technologies, Inc.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 6, 2009.

10.2	Stock Purchase Right Agreement, dated as of March 31, 2009, among Fidelity National Information Services, Inc., WPM, L.P. and Metavante Technologies, Inc.	Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 6, 2009.

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X