Form 10-Q
period 2009-06-30
Metavante Technologies, Inc.
filed 2009-08-05
CIK 1399768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 4, 2009
Common Stock, $0.01 par value	120,691,747 shares

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

METAVANTE TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)

	June 30, 2009	December 31, 2008
Assets
Current Assets:
Cash and cash equivalents	$362,610	$268,781
Restricted funds	217,936	404,155
Accounts receivable, net	111,775	135,783
EFD processing receivables	72,817	78,995
Unbilled revenues	109,599	120,351
Deferred income taxes	33,700	33,821
Other current assets	50,827	57,102

Total current assets	959,264	1,098,988
Capitalized software and conversions, net	270,406	258,300
Premises and equipment, net	130,450	136,003
Goodwill and other intangibles, net	1,564,695	1,570,430
Other assets	113,326	93,251

Total	$3,038,141	$3,156,972

Liabilities and Shareholders’ Equity
Current Liabilities:
Current maturities of long-term debt	$17,500	$17,500
Accounts payable	23,217	28,279
Accrued compensation and related benefits	30,519	48,469
Accrued expenses	161,929	160,849
Payments held for third party remittance	213,602	402,252
Deferred revenues	134,428	158,288
Other current liabilities	10,524	9,489

Total current liabilities	591,719	825,126
Long-term debt	1,710,625	1,719,380
Deferred income taxes	144,467	140,655
Other long-term liabilities	72,064	95,358

Total liabilities	2,518,875	2,780,519
Commitments and Contingencies—See Note 12
Shareholders’ Equity:
Preferred stock, $0.01 par value-authorized, 5,000 shares; no shares issued	—	—
Common stock, $0.01 par value-authorized, 200,000 shares; issued and outstanding, 120,260 and 119,815 shares, respectively	1,203	1,198
Treasury stock, at cost, 0 and 37 shares, respectively	—	(650)
Additional paid-in capital	1,496,749	1,482,634
Retained deficit	(931,428)	(1,023,542)
Accumulated other comprehensive income	(62,731)	(98,613)
Noncontrolling interest—See Note 1	15,473	15,426

Total shareholders’ equity	519,266	376,453

Total	$3,038,141	$3,156,972

See notes to condensed consolidated financial statements

METAVANTE TECHNOLOGIES, INC.

Condensed Consolidated Statements of Income (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Processing and services revenue	$440,264	$424,828	$867,114	$849,392
Expenses:
Cost of processing and services	277,132	279,541	557,391	560,189
Selling, general and administrative	53,878	60,802	111,016	119,526

Total expenses	331,010	340,343	668,407	679,715

Income from operations	109,254	84,485	198,707	169,677
Other non-operating income (expense):
Interest income	116	533	226	1,353
Interest expense	(28,460)	(25,690)	(54,629)	(54,181)
Net loss related to Firstsource	—	(324)	—	(886)
Other	266	(909)	93	(717)

Income before income taxes and noncontrolling interest	81,176	58,095	144,397	115,246
Provision for income taxes	29,925	21,834	53,462	44,313

Net income before noncontrolling interest	51,251	36,261	90,935	70,933
Noncontrolling interest—See Note 1	608	639	1,179	939

Net income	$51,859	$36,900	$92,114	$71,872

Net earnings per share:
Basic	$0.43	$0.31	$0.77	$0.60
Diluted	$0.43	$0.31	$0.76	$0.60
Weighted average shares:
Basic	119,721	119,074	119,574	119,038
Diluted	121,420	120,139	120,600	120,015

See notes to condensed consolidated financial statements

METAVANTE TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2009	2008
Operating Activities:
Net income	$92,114	$71,872
Adjustments to reconcile net income to net cash from operating activities:
Depreciation of premises and equipment	18,426	19,706
Amortization	55,135	55,035
Amortization of debt issuance costs	3,073	3,689
Deferred income taxes	(442)	(15)
Stock-based compensation expense	5,987	7,510
Other non-cash items	(627)	(2,349)
Net loss related to Firstsource	—	886
Changes in assets and liabilities—net of effect from acquisitions of businesses and foreign currency adjustments:
Accounts receivable	24,468	(955)
EFD processing receivables	6,170	9,446
Unbilled revenues	10,706	(1,743)
Other assets	3,220	(731)
Accounts payable and accrued liabilities	(27,567)	(18,148)
Deferred revenues	(23,890)	421
Other liabilities	3,681	3,692

Net cash from operating activities	170,454	148,316

Investing Activities:
Capital expenditures for premises and equipment	(11,855)	(9,421)
Capital expenditures for capitalized software and conversion costs	(50,796)	(56,368)
Change in restricted funds	186,219	(75,022)
Acquisitions—net of cash acquired	(11,032)	(68,265)

Net cash from investing activities	112,536	(209,076)

Financing Activities:
Repayment of debt and capital lease obligations	(8,755)	(4,382)
Change in payments held for third party remittance	(188,650)	75,622
Proceeds from stock options and stock purchase right	7,587	2,475

Net cash from financing activities	(189,818)	73,715
Effect of exchange rate changes on cash and cash equivalents	657	(712)

Change in cash and cash equivalents	93,829	12,243
Cash and cash equivalents— beginning of period	268,781	185,528

Cash and cash equivalents— end of period	$362,610	$197,771

Supplemental Cash Flow Information
Cash paid in the period for:
Interest	$43,410	$52,050

Income taxes	$39,981	$43,738

See notes to condensed consolidated financial statements

METAVANTE TECHNOLOGIES, INC.

Notes to the Condensed Consolidated Financial Statements (Unaudited)

(In thousands, except per share amounts)

1. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements of Metavante Technologies, Inc. (“Metavante” or the “Company”) for the three and six months ended June 30, 2009 and 2008 are unaudited. In the opinion of management, all adjustments, normal and recurring in nature, necessary for the fair presentation of such condensed consolidated financial statements have been included. Such interim results are not necessarily indicative of full year results. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting, and with the instructions of Form 10-Q and Article 10 of Regulation S-X and accordingly they do not include all of the information and footnotes required in the annual consolidated financial statements and accompanying footnotes. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in Metavante’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Noncontrolling Interest

As of January 1, 2009, Metavante adopted the requirements of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). Noncontrolling interest is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS 160 requires that Metavante report noncontrolling interest as a component of shareholders’ equity within the Condensed Consolidated Balance Sheets. The Condensed Consolidated Statements of Income include the noncontrolling interest’s proportionate share of the earnings and losses of the subsidiaries, net of dividends. The prior period financial statements have been adjusted to reflect the reporting requirements of SFAS 160. See Note 7 for changes in noncontrolling interest during the six months ended June 30, 2009.

Subsequent Events

As of June 30, 2009, Metavante adopted FASB SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards and requirements for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity had evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. Metavante evaluated subsequent events through August 5, 2009, which is the date the financial statements were issued.

2. New Accounting Pronouncements

As of January 1, 2009, Metavante adopted the provisions of FASB SFAS 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) requires Metavante to recognize all assets acquired and liabilities assumed and any noncontrolling interest in the acquiree at fair value as of the date of the business combination. This includes the measurement of the acquirer’s shares issued in consideration for a business combination, the recognition of contingent consideration, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance and deferred taxes. The adoption of SFAS 141(R) did not have a material impact on Metavante’s financial statements, but may have a significant future impact on Metavante depending on the nature and type of future business combinations.

METAVANTE TECHNOLOGIES, INC.

Notes to the Condensed Consolidated Financial Statements – continued (Unaudited)

(In thousands, except per share amounts)

As of January 1, 2009, Metavante adopted FASB SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amended and expanded the disclosure requirements related to derivative instruments, with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. See Note 6 for SFAS 161 disclosure requirements related to derivative instruments held by Metavante.

As of January 1, 2009, Metavante adopted Emerging Issues Task Force (“EITF”) Issue No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”). EITF 08-6 provided consensus on the application of certain equity method accounting guidance including initial measurement, decrease in investment value, and change in level of ownership or degree of influence. The adoption of EITF 08-6 did not have a material impact on Metavante’s financial statements.

As of April 1, 2009, Metavante adopted FASB Staff Position (“FSP”) No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 amended the other-than-temporary guidance in United States GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairment on securities in the financial statements. It did not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on Metavante’s financial statements.

As of April 1, 2009, Metavante adopted FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provided additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. The adoption of FSP FAS 157-4 did not have a material impact on Metavante’s financial statements.

As of April 1, 2009, Metavante adopted FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FAS 107-1 and APB 28-1 amended FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosure about fair value of financial instruments for interim reporting periods. See Note 6 and Note 10 for FSP FAS 107-1 and APB 28-1 disclosure requirements related to Metavante.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. In addition, SFAS 166 eliminates the concept of a qualifying special purpose entity and modifies the derecognition provisions in SFAS No. 140. SFAS 166 is effective for Metavante on January 1, 2010 and is to be applied prospectively. Early adoption is prohibited. Metavante does not believe that the adoption of SFAS 166 will have a material impact on Metavante’s financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS 167 is effective for Metavante on January 1, 2010 and is to be applied prospectively. Early adoption is prohibited. Metavante does not believe that the adoption of SFAS 167 will have a material impact on Metavante’s financial statements.

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification TM and the Hierarchy of General Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement establishes the FASB Accounting Standards Codification TM as the source of authoritative accounting principles recognized by the FASB. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative accounting principles generally accepted in the United States for SEC registrants. SFAS 168 is effective for Metavante on July 1, 2009. The adoption of SFAS 168 will not have a material impact on Metavante’s financial statements.

METAVANTE TECHNOLOGIES, INC.

Notes to the Condensed Consolidated Financial Statements – continued (Unaudited)

(In thousands, except per share amounts)

3. Investments

Metavante holds a 20.0% interest in the common stock of Firstsource Solutions Limited (“Firstsource”), an India-based provider of business process outsourcing solutions. Metavante and two other shareholders own a combined 68% of Firstsource.

Firstsource’s common stock is publicly traded on the National Stock Exchange of India Limited (“NSE”). As of June 30, 2009 and December 31, 2008, Metavante recorded its interest in the common stock of Firstsource in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”) because the fair value is readily determinable from price quotations available from the NSE. Metavante classified its interest in Firstsource as an available-for-sale investment in accordance with SFAS 115. Metavante’s interest in Firstsource was recorded at its readily determinable fair value, with unrealized gains and losses recorded in other comprehensive income (loss) until realized. As of June 30, 2009 and December 31, 2008, Metavante’s interest in Firstsource was summarized as follows:

	Carrying Value	Gross		Estimated Fair Value
		Unrealized Gains	Unrealized Losses
June 30, 2009	$75,312	$—	$31,681	$43,631

December 31, 2008	$75,312	$—	$52,778	$22,534

This investment was included in Other Assets on the Condensed Consolidated Balance Sheets. During the three and six months ended June 30, 2009, Metavante recorded an unrealized gain of $18,030 and $21,097, respectively, in other comprehensive income (“OCI”) related to its interest in Firstsource. The unrealized gain during the three and six months ended June 30, 2009 resulted from an increase in Firstsource’s publicly traded stock price from March 31, 2009 to June 30, 2009 and December 31, 2008 to June 30, 2009, respectively. Metavante did not sell any portion of its investment in Firstsource during the three and six months ended June 30, 2009 and 2008.

As of June 30, 2009, Metavante assessed its interest in Firstsource for impairment in accordance with SFAS 115 and FSP Nos. 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”. In order to assess whether the decline in fair value below the carrying value of Firstsource was temporary or not, Metavante evaluated the following factors: 1) Firstsource’s reported and projected financial results have not changed significantly despite the economic downturn, 2) Metavante calculated a fair value of Firstsource utilizing a discounted cash flow model premised on these projected financial results that exceeded Metavante’s carrying value of its investment, 3) the recent economic environment caused the Indian stock market to decrease for reasons not related to Firstsource’s operating results, 4) Metavante does not consider the length of time that Firstsource’s market value has been below the carrying value to be adequate to conclude that the market value of Firstsource will not recover to its carrying value, 5) the increase in Firstsource’s publicly traded stock price from December 31, 2008 to June 30, 2009, and 6) Metavante has the intent and ability to hold its interest in Firstsource for a sufficient period of time to allow for a recovery of Firstsource’s market value or the exploration of various options in realizing the value of Firstsource. Based on the outcome of Metavante’s evaluation, Metavante determined Firstsource’s stock price is not other-than-temporary and an impairment charge was not recorded during the three and six months ended June 30, 2009. The above factors and operating results of Firstsource will continue to be monitored closely to ensure the fair value calculated using the discounted cash flow model remains above Metavante’s carrying value. An unfavorable change in Firstsource’s underlying operating results, the market value of Firstsource remaining at its current level for an extended period of time, or an event that determines a different valuation could result in Metavante concluding the impairment is other-than-temporary.

For the three and six months ended June 30, 2008, when the investment in Firstsource was accounted for under the equity method of accounting, Metavante was under the provisions of SEC Staff Accounting Bulletin No. 51, “Accounting for Sales of Stock by a Subsidiary” (“SAB 51”), which states when an investee issues shares of its common stock, the investor should recognize a gain or loss in the same manner as if the investor has sold a portion of its investment. Subject to certain criteria of SAB 51, the resulting gain or loss can be recognized in the consolidated income statements or reflected as a capital transaction in consolidated shareholders’ equity at the option of Metavante, and the accounting treatment selected is to be

METAVANTE TECHNOLOGIES, INC.

Notes to the Condensed Consolidated Financial Statements – continued (Unaudited)

(In thousands, except per share amounts)

followed consistently for all future gains or losses. Metavante elected to recognize all SAB 51 gains or losses in the consolidated statement of income. Metavante recognized a net loss of $324 and $886 for the three and six months ended June 30, 2008, respectively, as a result of Firstsource’s equity transactions.

4. Goodwill and Other Intangibles

The changes in the carrying amount of goodwill by segment for the six months ended June 30, 2009, were as follows:

	Financial Solutions Group	Payment Solutions Group	Total
Goodwill balance as of December 31, 2008	$400,802	$909,300	$1,310,102
Goodwill acquired during the period	—	—	—
Purchase accounting adjustments	—	6,630	6,630

Goodwill balance as of June 30, 2009	$400,802	$915,930	$1,316,732

Purchase accounting adjustments are the adjustments to the initial goodwill recorded at the time an acquisition is completed. Such adjustments generally consist of adjustments to the assigned fair value of the assets acquired and liabilities assumed resulting from the completion of valuations, the reduction of goodwill allocated to sales transactions, and corresponding foreign currency translation adjustments. For the six months ended June 30, 2009, the adjustments to goodwill primarily represent foreign currency translation adjustments and contingent consideration related to business combinations completed prior to the adoption of SFAS 141(R). For the six months ended June 30, 2009, Metavante paid $9,052 of contingent consideration.

SFAS No. 142, “Goodwill and Other Intangibles” (“SFAS 142”) provides specific guidance for testing goodwill and indefinite lived intangible assets for impairment. Goodwill is tested for impairment at least annually using a two-step process that begins with an estimation of fair value at the “reporting unit” level. Metavante’s reporting units are businesses one level below the operating segment level for which discrete financial information is prepared and regularly reviewed by management. The first step screens for potential impairment and the second measures the amount of the impairment. In accordance with SFAS 142, Metavante performed its annual test for impairment as of June 30, 2009, and concluded that there was no impairment.

Metavante adopted the provisions of FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”) as of January 1, 2009. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. More specifically, FSP FAS 142-3 removes the requirement under paragraph 11 of SFAS 142 to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions and instead, requires an entity to consider its own historical experience in renewing similar arrangements. The adoption of FSP FAS 142-3 did not have a material impact on Metavante’s financial statements.

METAVANTE TECHNOLOGIES, INC.

Notes to the Condensed Consolidated Financial Statements – continued (Unaudited)

(In thousands, except per share amounts)

As of June 30, 2009 and December 31, 2008, Metavante’s other intangible assets consisted of the following:

June 30, 2009	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer Relationships	$353,406	$(113,164)	$240,242
Other	13,555	(5,834)	7,721

Total	$366,961	$(118,998)	$247,963

December 31, 2008	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer Relationships	$352,779	$(100,692)	$252,087
Other	13,555	(5,314)	8,241

Total	$366,334	$(106,006)	$260,328

Amortization expense of other intangible assets amounted to $7,381 and $7,610 for the three months ended June 30, 2009 and 2008, respectively. Amortization expense of other intangible assets amounted to $14,733 and $14,868 for the six months ended June 30, 2009 and 2008, respectively.

The estimated amortization expense of other intangible assets for the next five years is:

Remainder of 2009	$14,755
2010	29,413
2011	29,087
2012	27,890
2013	26,619

5. Debt and Capital Lease Obligations

Debt and capital lease obligations at June 30, 2009 and December 31, 2008, consisted of the following:

	June 30, 2009	December 31, 2008
Term loan	$1,728,125	$1,736,875
Capital lease obligations	—	5

Total debt and capital lease obligations	1,728,125	1,736,880
Less current maturities	(17,500)	(17,500)

Total long-term debt and capital lease obligations	$1,710,625	$1,719,380

The term loan carries interest at three-month LIBOR plus a margin of 1.75%. As of June 30, 2009 and December 31, 2008, the interest rate on the term loan was 2.78% and 4.94%, respectively.

6. Interest Rate Swaps

Metavante is subject to interest rate market risks in connection with Metavante’s variable-rate long-term debt and has entered into interest swaps to mitigate the risk. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), requires Metavante to recognize derivative instruments as either assets or liabilities in the Condensed Consolidated Balance Sheets at their fair value. Metavante has designated all of its interest rate swaps as cash flow hedges in accordance with SFAS 133. Changes in the fair value of an interest rate swap that qualifies as a cash flow hedge are recorded in other comprehensive income and are reclassified into earnings when the forecasted transaction affects earnings. Gains and losses on the interest rate swaps representing either hedge ineffectiveness or hedge components excluded in the assessment of effectiveness would be recognized in current earnings.

METAVANTE TECHNOLOGIES, INC.

Notes to the Condensed Consolidated Financial Statements – continued (Unaudited)

(In thousands, except per share amounts)

Interest rate swaps as of June 30, 2009 are summarized as follows:

On November 26, 2007, Metavante entered into an amortizing interest rate swap with an effective date of February 1, 2008 and a maturity date of February 1, 2012. The swap has a notional value of $600,000 through February 1, 2010; $400,000 through February 1, 2011; and $200,000 through February 1, 2012. The interest rate swap relates to $600,000 of the term loan. Under the terms of the swap, Metavante is to receive variable interest at the three-month LIBOR rate, and Metavante is to pay the counterparty a fixed rate of 3.865%. The swap effectively fixes Metavante’s rate on $600,000 of the term loan facility at 5.615%. Metavante designated the interest rate swap as a cash flow hedge in accordance with SFAS 133.

On January 30, 2008, Metavante entered into an interest rate swap with a notional value of $200,000, an effective date of February 1, 2008 and a maturity date of February 1, 2012. The interest rate swap relates to $200,000 of the term loan. Under the terms of the swap, Metavante is to receive variable interest at the three-month LIBOR rate, and Metavante is to pay the counterparty a fixed rate of 3.436%. This swap effectively fixes Metavante’s rate on an additional $200,000 of the term loan facility at 5.186%. Metavante designated this swap as a cash flow hedge in accordance with SFAS 133.

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

The table below summarizes Metavante’s interest rate swaps designated as cash flow hedges in accordance with SFAS 133 as of June 30, 2009 and December 31, 2008:

	Notional Amount	June 30, 2009		December 31, 2008
Date Entered		Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
November 2007	$600,000	Other long-term liabilities	$(22,071)	Other long-term liabilities	$(28,479)
January 2008	200,000	Other long-term liabilities	(7,966)	Other long-term liabilities	(10,148)
October 2008	900,000	Other current liabilities	(9,824)	Other long-term liabilities	(10,901)

Total	$1,700,000		$(39,861)		$(49,528)

METAVANTE TECHNOLOGIES, INC.

Notes to the Condensed Consolidated Financial Statements – continued (Unaudited)

(In thousands, except per share amounts)

The table below summarizes the gains on interest rate swaps designated as cash flow hedges in accordance with SFAS 133 in other comprehensive income for the six months ended June 30, 2009:

Date Entered	Notional Amount	Amount of gain recognized in OCI (effective portion), net of tax
November 2007	$600,000	$3,941
January 2008	200,000	1,342
October 2008	900,000	662

Total	$1,700,000	$5,945

Metavante recognized no ineffectiveness related to its cash flow hedges for the three and six months ended June 30, 2009 and 2008. During the three and six months ended June 30, 2009, Metavante recognized $8,995 and $14,392, respectively, of interest expense related to its cash flow hedges. Metavante’s estimated net amount recorded in other comprehensive income that is expected to be reclassified into earnings within the next twelve months is $18,919, net of tax. The amount to be reclassified to earnings in the next twelve months will result from the expected cash settlements in accordance with the terms of the interest rate swaps.

7. Shareholders’ Equity

The table below summarizes the changes in shareholders’ equity for the six months ended June 30, 2009:

	Compre- hensive Income	Common Stock		Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders’ Equity

		Shares	Amount
Balance at December 31, 2008		119,815	$1,198	$(650)	$1,482,634	$(1,023,542)	$(98,613)	$15,426	$376,453
Net income	$92,114	—	—	—	—	92,114			92,114
Currency translation adjustment	7,892	—	—	—	—	—	7,892	—	7,892
Fair value adjustments on cash flow hedges, net of tax (See Note 6)	5,945	—	—	—	—	—	5,945	—	5,945
Amortization of de-designated cash flow hedge, net of tax	1,046	—	—	—	—	—	1,046	—	1,046
Unrealized gain on available-for- sale investment	21,097	—	—	—	—	—	21,097	—	21,097
Change in unrecognized postretirement gains, net of tax	(98)	—	—	—	—	—	(98)	—	(98)

Comprehensive income	$127,996

Noncontrolling interest share of earnings		—	—	—	—	—	—	(1,179)	(1,179)
Capital contribution		—	—	—	—	—	—	1,226	1,226
Stock based compensation expense		—	—	—	5,987	—	—	—	5,987
Treasury stock activity		—	—	650	545	—	—	—	1,195
Stock option and stock purchase right exercises		445	5	—	7,583	—	—	—	7,588

Balance at June 30, 2009		120,260	$1,203	$—	$1,496,749	$(931,428)	$(62,731)	$15,473	$519,266

During the three months ended June 30, 2009, Metavante transferred treasury shares to Metavante’s Employee Stock Purchase Plan (the “ESPP”) to settle a portion of the regular quarterly ESPP purchase.

METAVANTE TECHNOLOGIES, INC.

Notes to the Condensed Consolidated Financial Statements – continued (Unaudited)

(In thousands, except per share amounts)

8. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30, 2009			Six Months Ended June 30, 2009
	Net Income (Numerator)	Average Shares (Denominator)	Per Share Amount	Net Income (Numerator)	Average Shares (Denominator)	Per Share Amount
Basic earnings per share:
Income available to common shareholders	$51,859	119,721	$0.43	$92,114	119,574	$0.77

Effect of dilutive securities:
Stock options, restricted stock and other plans		1,432			880
Stock purchase right		267			146

Diluted earnings per share:
Income available to common shareholders	$51,859	121,420	$0.43	$92,114	120,600	$0.76

	Three Months Ended June 30, 2008			Six Months Ended June 30, 2008
	Net Income (Numerator)	Average Shares (Denominator)	Per Share Amount	Net Income (Numerator)	Average Shares (Denominator)	Per Share Amount
Basic earnings per share:
Income available to common shareholders	$36,900	119,074	$0.31	$71,872	119,038	$0.60

Effect of dilutive securities:
Stock options, restricted stock and other plans		852			784
Stock purchase right		213			193

Diluted earnings per share:
Income available to common shareholders	$36,900	120,139	$0.31	$71,872	120,015	$0.60

Metavante and WPM, L.P., a Delaware limited partnership (“WPM”) affiliated with Warburg Pincus LLC (collectively “Warburg Pincus”) entered into a Stock Purchase Right Agreement dated November 1, 2007. Under the Stock Purchase Right Agreement, Warburg Pincus has the right to purchase shares of Metavante common stock in order to maintain its interest in the common shares of Metavante. On August 21, 2008, Metavante and Warburg Pincus entered into an Amended and Restated Stock Purchase Right Agreement, which allows for net settlement of the quarterly purchase by Warburg Pincus. During the three and six months ended June 30, 2009, Warburg Pincus received 0 and 5 shares, respectively, of Metavante common stock under the Amended and Restated Stock Purchase Right Agreement. In connection with the proposed merger transaction with Fidelity National Information Services, Inc., discussed in Note 13 below, the Amended and Restated Stock Purchase Right Agreement was amended as of March 31, 2009.

The diluted earnings per share calculations for the three months ended June 30, 2009 and 2008 exclude stock options that are convertible into 1.5 million and 7.7 million common shares, respectively, because their inclusion would have been anti-dilutive. The diluted earnings per share calculations for the six months ended June 30, 2009 and 2008 exclude stock options that are convertible into 5.3 million and 7.8 million common shares, respectively, because their inclusion would have been anti-dilutive.

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

The following table provides detail on Metavante’s net periodic benefit costs for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,
	2009	2008
Service cost	$148	$198
Interest cost on accumulated postretirement benefit obligation (“APBO”)	152	176
Prior service amortization	(77)	(154)

Net periodic postretirement benefit cost	$223	$220

	Six Months Ended June 30,
	2009	2008
Service cost	$296	$293
Interest cost on APBO	304	261
Prior service amortization	(154)	(154)

Net periodic postretirement benefit cost	$446	$400

Benefit payments and expenses, net of participant contributions, for the three and six months ended June 30, 2009 and 2008, amounted to $0.

The funded status, which is the accumulated postretirement benefit obligations as of June 30, 2009 was as follows:

Total funded status, December 31, 2008	$(9,363)
Service cost	(296)
Interest cost on APBO	(304)

Total funded status, June 30, 2009	$(9,963)

10. Fair Value Measurements

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

The investment in Firstsource discussed in Note 3 used quoted market prices from the NSE because Firstsource’s common stock is publicly traded. Metavante used observable forward interest rates as inputs to a valuation model to value the interest rate swaps. Metavante obtained third party quotes to value its long-term debt.

As permitted by SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115” (“SFAS 159”), Metavante chose not to measure its debt at fair value within its Condensed Consolidated Balance Sheets. The fair value of the long-term debt within the table below is to meet the disclosure requirements of FSP FAS 107-1 and APB 28-1. See Note 5 for additional information regarding the long-term debt.

The following table summarizes the valuation of Metavante’s assets and (liabilities) by the above SFAS 157 fair value hierarchy as of June 30, 2009:

	Total	Level I	Level II	Level III
Interest in common stock of Firstsource	$43,631	$43,631	$—	$—
Interest rate swaps	(39,861)	—	(39,861)	—
Long-term debt	(1,589,875)	—	(1,589,875)	—

The change in assets and liabilities measured at fair value for which Metavante has used Level III inputs was not material to Metavante’s financial statements for the six months ended June 30, 2009.

11. Segments

Metavante determines its operating segments based on the information utilized by the chief operating decision maker, Metavante’s Chief Executive Officer, to allocate resources and assess performance. Based on this information, Metavante has determined that it operates in two operating segments—the Financial Solutions Group (“FSG”) and the Payment Solutions Group (“PSG”). FSG offers a comprehensive suite of technology and business services that are critical to a financial institution’s ability to attract, expand and service existing and prospective customers. PSG offers a comprehensive suite of payment products and services, including credit, debit and prepaid debit card management and a national payments network in NYCE, as well as specialized solutions to facilitate government and healthcare payments. These reportable segments are strategic business units through which Metavante offers different products and services. Metavante evaluates the performance of segments based on their respective revenues and segment operating income, which excludes certain corporate costs, net interest expense and income taxes. During 2009, Metavante revised the methodology for allocating certain sales and marketing costs between the FSG segment and PSG segment. Segment reporting for all periods was adjusted to reflect this change. The change for the three months ended June 30, 2008, was a decrease to FSG expenses of $1,021 and a corresponding increase to PSG expenses. The change for the six months ended June 30, 2008, was a decrease to FSG expenses of $1,842 and a corresponding increase to PSG expenses. Total segment operating income for the three and six months ended June 30, 2008 did not change.

METAVANTE TECHNOLOGIES, INC.

Notes to the Condensed Consolidated Financial Statements – continued (Unaudited)

(In thousands, except per share amounts)

	FSG	PSG	Total
Three months ended June 30, 2009
Revenue	$177,433	$262,831	$440,264
Expenses	124,881	175,022	299,903

Segment operating income	$52,552	$87,809	140,361

Net corporate/other expenses (1)			(58,577)
Noncontrolling interest (2)			(608)

Income before income taxes and noncontrolling interest			$81,176

Three months ended June 30, 2008, as adjusted
Revenue	$164,196	$260,632	$424,828
Expenses	125,609	181,300	306,909

Segment operating income	$38,587	$79,332	117,919

Net corporate/other expenses (1)			(59,185)
Noncontrolling interest (2)			(639)

Income before income taxes and noncontrolling interest			$58,095

	FSG	PSG	Total
Six months ended June 30, 2009
Revenue	$344,566	$522,548	$867,114
Expenses	250,343	353,190	603,533

Segment operating income	$94,223	$169,358	263,581

Net corporate/other expenses (1)			(118,005)
Noncontrolling interest (2)			(1,179)

Income before income taxes and noncontrolling interest			$144,397

Six months ended June 30, 2008, as adjusted
Revenue	$328,207	$521,185	$849,392
Expenses	251,623	360,596	612,219

Segment operating income	$76,584	$160,589	237,173

Net corporate/other expenses (1)			(120,988)
Noncontrolling interest (2)			(939)

Income before income taxes and noncontrolling interest			$115,246

(1)	Net corporate/other expenses include human resource, legal, finance and accounting, shared-based compensation, acquisition intangible amortization, interest, various other unallocated overhead charges and costs with the proposed merger discussed in Note 13. These costs are not allocated to the segments when Metavante management evaluates segment performance.
(2)	Noncontrolling interest is included within the PSG segment when Metavante management evaluates segment performance

12. Commitments and Contingencies

During its normal course of business, Metavante may be involved from time to time in litigation. Metavante recorded a reserve in the amount of $8,698 as of December 31, 2008, for the estimated exposure and legal fees related to a contractual dispute with a former customer. On June 3, 2009, Metavante prevailed at the trial court level on all counts before the court related to such dispute. As a result, Metavante reversed the remaining reserve of $5,506, net of legal fees incurred, related to

METAVANTE TECHNOLOGIES, INC.

Notes to the Condensed Consolidated Financial Statements – continued (Unaudited)

(In thousands, except per share amounts)

the contractual dispute, which was recorded as a reduction of selling, general and administrative expenses in the Condensed Consolidated Statements of Income.

In November 2007, Metavante entered into an interest rate swap with Lehman Brothers Special Financing, Inc. (“LBSFI”), which subsequently filed for protection under Chapter 11 of the United States Bankruptcy Code, as amended. Metavante no longer considers the interest rate swap to be a derivative as defined by SFAS 133, because Metavante does not believe that LBSFI can perform its obligations relative to the net settlement feature of the interest rate swap. As a result, Metavante is accounting for the interest rate swap as a contingent liability in accordance with SFAS 5, “Accounting for Contingencies.” As of June 30, 2009 and December 31, 2008, Metavante recorded a liability in the amount of $13,833 and $6,577, respectively, for the estimated exposure related to this contingency.

On July 21, 2009, Metavante and Temenos Group AG (“Temenos”) announced that they had reached a settlement relating to the termination of their agreement to launch an advanced core banking platform based on Temenos Core Banking in the United States market. The settlement resolves all issues associated with the agreement. As part of the settlement, Metavante received a license to continue its use of the Customer Information Management functionality of Temenos Core Banking for the development of Metavante’s next-generation core technology. Also, all Temenos warrants previously owned by Metavante were forfeited as part of the settlement. The remaining value of $394 for the warrants that Metavante had recorded in other assets was expensed during the three months ended June 30, 2009.

13. Merger Agreement

On April 1, 2009, Metavante and Fidelity National Information Services, Inc. (“FIS”) announced that the boards of directors of both companies had approved a definitive agreement under which FIS will acquire Metavante. Under the terms of the agreement, Metavante shareholders will receive a fixed exchange ratio of 1.35 shares of FIS common stock for each share of Metavante common stock they own. The transaction is structured as a tax-free reorganization whereby Metavante will be merged with and into a newly formed subsidiary of FIS. In connection with the transaction, Metavante’s lenders have agreed to waive their change of control provisions and permit the merger to proceed. Completion of the merger remains subject to antitrust clearance in the United States, receipt of Metavante and FIS shareholder approvals, and other customary closing conditions. Metavante will hold a special meeting of its shareholders to vote on the approval of the merger agreement on September 4, 2009.

On June 19, 2009, Metavante and FIS each received a request for additional information and documentary material, often referred to as a “Second Request,” from the United States Department of Justice (“DOJ”) in connection with the proposed merger. The Second Request from the DOJ is a procedure in the regulatory process under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. Metavante and FIS are working closely with the DOJ, cooperating fully with its review, and seeking to respond promptly. The merger is expected to close during the fourth quarter of 2009.

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

The following section discusses management’s view of the financial condition and results of operations of Metavante Technologies and its consolidated subsidiaries as of and for the three and six months ended June 30, 2009 and 2008.

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

Metavante’s revenue increased 4% for the three months ended June 30, 2009, compared with the three months ended June 30, 2008. Metavante’s net income for the three months ended June 30, 2009 was $51.9 million, compared to net income for the three months ended June 30, 2008 of $36.9 million. These results demonstrated the strength of Metavante’s business model and proactive efforts to manage the cost structure, in what continues to be a challenging environment for Metavante and its clients.

Recent Developments

On April 1, 2009, Metavante and Fidelity National Information Services, Inc. (“FIS”) announced that the boards of directors of both companies had approved a definitive agreement under which FIS will acquire Metavante. Under the terms of the agreement, Metavante shareholders will receive a fixed exchange ratio of 1.35 shares of FIS common stock for each share of Metavante common stock they own. The transaction is structured as a tax-free reorganization whereby Metavante will be merged with and into a newly formed subsidiary of FIS. In connection with the transaction, Metavante’s lenders have agreed to waive their change of control provisions and permit the merger to proceed. Completion of the merger remains subject to antitrust clearance in the United States, receipt of Metavante and FIS shareholder approvals, and other customary closing conditions. Metavante will hold a special meeting of its shareholders to vote on the approval of the merger agreement on September 4, 2009.

On June 19, 2009, Metavante and FIS each received a request for additional information and documentary material, often referred to as a “Second Request,” from the United States Department of Justice (“DOJ”) in connection with the proposed merger. The Second Request from the DOJ is a procedure in the regulatory process under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. Metavante and FIS are working closely with the DOJ, cooperating fully with its review, and seeking to respond promptly. The merger is expected to close during the fourth quarter of 2009.

Results of Operations

The following table shows the results of operations of Metavante for the three and six months ended June 30, 2009 and 2008 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Selected Financial Information	2009	2008	2009	2008
Processing and services revenue	$440.3	$424.8	$867.1	$849.4
Expenses:
Cost of processing and services	277.1	279.5	557.4	560.2
Selling, general and administrative	53.9	60.8	111.0	119.5

Total expenses	331.0	340.3	668.4	679.7

Income from operations	109.3	84.5	198.7	169.7
Other non-operating income (expense):
Interest expense, net	(28.3)	(25.2)	(54.4)	(52.8)
Net loss related to Firstsource	—	(0.3)	—	(0.9)
Other	0.2	(0.9)	0.1	(0.7)

Income before income taxes and noncontrolling interest	81.2	58.1	144.4	115.3
Provision for income taxes	29.9	21.8	53.5	44.3

Net income before noncontrolling interest	51.3	36.3	90.9	71.0
Noncontrolling interest	0.6	0.6	1.2	0.9

Net income	$51.9	$36.9	$92.1	$71.9

Key Operating Metrics

Metavante management believes the results of operations expressed as a percentage of revenue provide insight into trends of the business. The following table shows the results of operations of Metavante for the three and six months ended June 30, 2009 and 2008, expressed as a percentage of revenue for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
Selected Financial Information (% of Revenue)	2009	2008	2009	2008
Processing and services revenue	100%	100%	100%	100%
Expenses:
Cost of processing and services	62.9%	65.8%	64.3%	65.9%
Selling, general and administrative	12.2%	14.3%	12.8%	14.1%

Total expenses	75.1%	80.1%	77.1%	80.0%

Income from operations	24.9%	19.9%	22.9%	20.0%
Other non-operating income (expense):
Interest expense, net	(6.4)%	(5.9)%	(6.3)%	(6.2)%
Net loss related to Firstsource	0.0%	(0.1)%	0.0%	(0.1)%
Other	0.0%	(0.2)%	0.0%	(0.1)%

Income before income taxes and noncontrolling interest	18.5%	13.7%	16.6%	13.6%
Provision for income taxes	6.8%	5.1%	6.2%	5.2%

Net income before noncontrolling interest	11.7%	8.6%	10.4%	8.4%
Noncontrolling interest	0.1%	0.1%	0.2%	0.1%

Net income	11.8%	8.7%	10.6%	8.5%

Non-GAAP Financial Measures

Within this report, Metavante uses EBITDA, which is a non-GAAP financial measure. Metavante’s management believes this measure is useful for evaluating performance against peer companies within its industry, and provides investors with additional transparency to financial measures used by management in its financial and operational decision-making. Non-GAAP financial measures should not be considered a substitute for the reported results prepared in accordance with GAAP. Metavante’s definition used to calculate non-GAAP financial measures may differ from those used by other companies.

EBITDA is defined as net income before income taxes, interest expense net of interest income, depreciation and amortization. Metavante utilizes EBITDA in the evaluation and determination of the price of potential acquisition candidates, to explain trends in operating performance and to provide useful information about our ability to incur and service indebtedness. EBITDA also was included in the financial covenant within Metavante’s credit facility. In addition to the items noted above, EBITDA, as defined in the financial covenant in Metavante’s credit facility, also excludes certain non-cash charges, such as impairment charges and stock-based compensation expense.

EBITDA has limitations as an analytical tool and should not be considered a substitute for, or more meaningful than, income from operations, net income, cash flows from operating activities or other measures of financial performance prepared in accordance with GAAP. Some of these limitations are: (1) EBITDA does not reflect changes in, or cash requirements for, working capital needs; (2) EBITDA does not reflect interest expense, or the cash requirements necessary to service interest or principal payments, on debt; (3) EBITDA does not reflect income tax expense, or the cash requirements necessary to make income tax payments; and (4) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and EBITDA does not reflect any cash requirements for such capital expenditures. Because of these limitations, EBITDA should not be considered as a principal indicator of Metavante’s performance. Metavante compensates for these limitations by relying primarily on GAAP results and using EBITDA only on a supplemental basis.

The following table shows a reconciliation of net income to EBITDA for the three and six months ended June 30, 2009 and 2008 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income	$51.9	$36.9	$92.1	$71.9
Add: Net interest expense	28.3	25.2	54.4	52.8
Provision for income taxes	29.9	21.8	53.5	44.3
Depreciation and amortization	30.1	29.5	58.9	59.8
Acquisition intangible amortization	7.3	7.6	14.7	14.9

EBITDA	$147.5	$121.0	$273.6	$243.7

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

Comparison of the Three Months Ended June 30, 2009 and 2008

Revenue

Revenue increased $15.5 million, or 4%, to $440.3 million for the three months ended June 30, 2009, as compared to $424.8 million for the three months ended June 30, 2008. The revenue growth was primarily driven by data processing activity and client termination fees, which more than offset lower professional services and software license revenue.

Cost of Processing and Services

Cost of processing and services decreased $2.4 million, or 1%, to $277.1 million for the three months ended June 30, 2009, compared to $279.5 million for the three months ended June 30, 2008. Cost of processing and services, as a percentage of revenue, improved to 62.9% for the three months ended June 30, 2009, compared to 65.8% for the three months ended June 30, 2008. The decrease as a percentage of sales was due to cost productivity and advantageous revenue mix, primarily from client termination fees.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased $6.9 million, or 11%, to $53.9 million for the three months ended June 30, 2009, compared to $60.8 million for the three months ended June 30, 2008. Selling, general and administrative expenses, as a percentage of revenue, decreased to 12.2% for the three months ended June 30, 2009, compared to 14.3% for the three months ended June 30, 2008. The decrease as a percentage of sales is due to cost productivity and the reversal of remaining reserve of $5.5 million related to litigation regarding a contractual dispute with a former customer because Metavante prevailed at the trial court level in such litigation. These items more than offset transaction costs of $4.5 million incurred in the second quarter of 2009 associated with the proposed FIS merger transaction.

Income from Operations

Income from operations increased $24.8 million, or 29%, to $109.3 million for the three months ended June 30, 2009, compared to $84.5 million for the three months ended June 30, 2008. Income from operations, as a percentage of revenue, was 24.9% for the three months ended June 30, 2009, compared to 19.9% for the three months ended June 30, 2008. The increase in operating margin was due to cost productivity and advantageous revenue mix, primarily from higher client termination fees.

Interest Expense, net

Interest expense, net of interest income, increased $3.1 million, to $28.3 million for the three months ended June 30, 2009, compared to $25.2 million for the three months ended June 30, 2008. The increase was due to the treatment of a de-designated cash flow hedge and lower interest income.

Net Loss Related to Firstsource

During the three months ended June 30, 2009, Metavante recorded no pre-tax losses related to Metavante’s investment in Firstsource Solutions Limited, compared to $0.3 million in pre-tax losses during the three months ended June 30, 2008. See Note 3 in the Notes to the Condensed Consolidated Financial Statements for further information.

Other Non-Operating Income (Expense)

Other non-operating income (expense) was $0.2 million for the three months ended June 30, 2009, compared to $(0.9) million for the three months ended June 30, 2008. Other non-operating income (expense) can vary between periods.

Provision for Income Taxes

The provision for income taxes was $29.9 million for the three months ended June 30, 2009, compared to $21.8 million for the three months ended June 30, 2008. The effective tax rate was 36.9% for the three months ended June 30, 2009, compared to 37.6% for the three months ended June 30, 2008. The effective tax rate was lower for the three months ended June 30, 2009 because the benefit of the federal research and experimentation credit was recorded. In 2008, the federal research and experimentation credit for 2008 was not extended until October 2008, therefore, the full-year benefit was recorded in the fourth quarter of 2008.

Noncontrolling interest

Noncontrolling interest was $0.6 million for the three months ended June 30, 2009 and 2008. These amounts relate to the portion of losses that are attributable to the noncontrolling shareholders of the Everlink Payment Services, Inc. and Monitise Americas, LLC entities. These amounts can vary between periods depending on the performance of the respective businesses.

Net Income

Net income for the three months ended June 30, 2009 was $51.9 million compared to $36.9 million for the three months ended June 30, 2008 due to the reasons stated above.

Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA)

EBITDA increased $26.5 million, or 22%, to $147.5 million for the three months ended June 30, 2009, compared to $121.0 million for the three months ended June 30, 2008. EBITDA as a percentage of revenue was 33.5% for the three months ended June 30, 2009, compared to 28.5% for the three months ended June 30, 2008. The increase in EBITDA, as a percentage of revenue was due to cost productivity and advantageous revenue mix.

Comparison of the Six Months Ended June 30, 2009 and 2008

Revenue

Revenue increased $17.7 million, or 2%, to $867.1 million for the six months ended June 30, 2009, as compared to $849.4 million for the six months ended June 30, 2008. The revenue growth was primarily driven by higher processing activity and client termination fees, which more than offset lower professional services and software license revenue.

Cost of Processing and Services

Cost of processing and services decreased $2.8 million, or 1%, to $557.4 million for the six months ended June 30, 2009, compared to $560.2 million for the six months ended June 30, 2008. Cost of processing and services, as a percentage of revenue, improved to 64.3% for the six months ended June 30, 2009, compared to 65.9% for the six months ended June 30, 2008. The decrease as a percentage of sales was due to cost productivity and advantageous revenue mix, primarily from higher client termination fees.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased $8.5 million, or 7%, to $111.0 million for the six months ended June 30, 2009, compared to $119.5 million for the six months ended June 30, 2008. Selling, general and administrative expenses, as a percentage of revenue, decreased to 12.8% for the six months ended June 30, 2009, compared to 14.1% for the six months ended June 30, 2008. The decrease as a percentage of sales is due to cost productivity and the reversal of the remaining reserve of $5.5 million related to litigation regarding a contractual dispute with a former customer because Metavante prevailed at the trial court level in such litigation. These items more than offset transaction costs of $6.6 million in the six months ended June 30, 2009 associated with the proposed FIS merger transaction.

Income from Operations

Income from operations increased $29.0 million, or 17%, to $198.7 million for the six months ended June 30, 2009, compared to $169.7 million for the six months ended June 30, 2008. Income from operations, as a percentage of revenue, was 22.9% for the six months ended June 30, 2009, compared to 20.0% for the six months ended June 30, 2008. The increase in operating margin was due to cost productivity and advantageous revenue mix, primarily from higher client termination fees.

Interest Expense, net

Interest expense, net of interest income, increased $1.6 million, to $54.4 million for the six months ended June 30, 2009, compared to $52.8 million for the six months ended June 30, 2008. The amortization of a de-designated cash flow hedge increased net interest expense $1.6 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

Net Loss Related to Firstsource

During the six months ended June 30, 2009, Metavante recorded no pre-tax losses related to Metavante’s investment in Firstsource Solutions Limited, compared to $0.9 million in pre-tax losses during the six months ended June 30, 2008. See Note 3 in the Notes to the Condensed Consolidated Financial Statements for further information.

Other Non-Operating Income (Expense)

Other non-operating income (expense) was $0.1 million for the six months ended June 30, 2009, compared to $(0.7) million for the six months ended June 30, 2008. Other non-operating income (expense) can vary between periods.

Provision for Income Taxes

The provision for income taxes was $53.5 million for the six months ended June 30, 2009, compared to $44.3 million for the six months ended June 30, 2008. The effective tax rate was 37.0% for the six months ended June 30, 2009, compared to 38.4% for the six months ended June 30, 2008. The effective tax rate was lower for the six months ended June 30, 2009 because the benefit of the federal research and experimentation credit was recorded. In 2008, the federal research and experimentation credit for 2008 was not extended until October 2008, therefore, the full-year benefit was recorded in the fourth quarter of 2008.

Noncontrolling interest

Noncontrolling interest was $1.2 million for the six months ended June 30, 2009, compared to $0.9 million for the six months ended June 30, 2008. These amounts relate to the portion of losses that are attributable to the noncontrolling shareholders of the Everlink Payment Services, Inc. and Monitise Americas, LLC entities. These amounts can vary between periods depending on the performance of the respective businesses.

Net Income

Net income for the six months ended June 30, 2009 was $92.1 million compared to $71.9 million for the six months ended June 30, 2008 due to the reasons stated above.

Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA)

EBITDA increased $29.9 million, or 12%, to $273.6 million for the six months ended June 30, 2009, compared to $243.7 million for the six months ended June 30, 2008. EBITDA as a percentage of revenue was 31.6% for the six months ended June 30, 2009, compared to 28.7% for the six months ended June 30, 2008. The increase in EBITDA, as a percentage of revenue was due to cost productivity and advantageous revenue mix, primarily from higher client termination fees.

Business Segments

Metavante provides a full array of technology products and services for the financial services industry. Metavante’s results of operations are classified into two business segments: FSG and PSG. FSG and PSG are strategic business units through which Metavante offers different products and services. During 2009, Metavante revised the methodology for allocating certain sales and marketing costs between the FSG segment and PSG segment. Segment reporting for all periods was adjusted to reflect this change. The change for the three months ended June 30, 2008, was a decrease to FSG expenses of $1,021 and a corresponding increase to PSG expenses. The change for the six months ended June 30, 2008, was a decrease to FSG expenses of $1,842 and a corresponding increase to PSG expenses. Total segment operating income for the three and six months ended June 30, 2008 did not change. A further description of each of our business segments along with the corporate services area follows:

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

Corporate—Net corporate/other expenses include human resources, legal, finance and accounting, share-based compensation, acquisition intangible amortization, interest, various other unallocated overhead charges and costs associated with the proposed FIS merger transaction. These costs are not allocated to the segments when Metavante management evaluates segment performance.

Metavante evaluates the performance of its segments based on their respective revenues and segment operating income. The following table shows summarized financial information for each of Metavante’s two business segments for the three and six months ended June 30, 2009 and 2008 (in millions):

	FSG	PSG	Total
Three months ended June 30, 2009
Revenue	$177.5	$262.8	$440.3
Expenses	124.9	175.0	299.9

Segment operating income	$52.6	$87.8	140.4

Net corporate/other expenses			(58.6)
Noncontrolling interest (1)			(0.6)

Income before income taxes			$81.2

Three months ended June 30, 2008, as adjusted
Revenue	$164.2	$260.6	$424.8
Expenses	125.6	181.3	306.9

Segment operating income	$38.6	$79.3	117.9

Net corporate/other expenses			(59.2)
Noncontrolling interest (1)			(0.6)

Income before income taxes			$58.1

	FSG	PSG	Total
Six months ended June 30, 2009
Revenue	$344.6	$522.5	$867.1
Expenses	250.3	353.2	603.5

Segment operating income	$94.3	$169.3	263.6

Net corporate/other expenses			(118.0)
Noncontrolling interest (1)			(1.2)

Income before income taxes			$144.4

Six months ended June 30, 2008, as adjusted
Revenue	$328.2	$521.2	$849.4
Expenses	251.6	360.7	612.3

Segment operating income	$76.6	$160.5	237.1

Net corporate/other expenses			(120.9)
Noncontrolling interest (1)			(0.9)

Income before income taxes			$115.3

(1)	Noncontrolling interest is included within the PSG segment when Metavante management evaluates segment performance.

Comparison of the Three Months Ended June 30, 2009 and 2008

Revenue

Revenue for the FSG segment increased $13.3 million, or 8%, to $177.5 million for the three months ended June 30, 2009, compared to $164.2 million for the three months ended June 30, 2008. Revenue growth was driven primarily by higher client termination fees. In addition, higher core processing activity offset a decrease in professional services revenue.

Revenue for the PSG segment increased $2.2 million, or 1%, to $262.8 million for the three months ended June 30, 2009, compared to $260.6 million for the three months ended June 30, 2008. The revenue increase was due to higher transaction volumes, which were offset by lower software license revenue and professional services revenue.

Segment Operating Income

Segment operating income for the FSG segment increased $14.0 million, or 36%, to $52.6 million for the three months ended June 30, 2009, compared to $38.6 for the three months ended June 30, 2008. Segment operating margin was 29.6% in 2009 compared to 23.5% in 2008. The increase in operating margin was due to advantageous revenue mix, particularly from higher client termination fees and cost productivity.

Segment operating income for the PSG segment increased $8.5 million, or 11%, to $87.8 million for the three months ended June 30, 2009, compared to $79.3 million for the three months ended June 30, 2008. Segment operating margin was 33.4% in 2009 compared to 30.4% in 2008. The increase in operating margin was primarily due to cost productivity.

Net corporate/other expenses decreased $0.6 million to $58.6 million for the three months ended June 30, 2009, compared to $59.2 million for the three months ended June 30, 2008. The decrease in net corporate/other expenses is primarily due to cost productivity and the reversal of the remaining reserve of $5.5 million related to litigation regarding a contractual dispute with a former customer because Metavante prevailed at the trial court level in such litigation. These items offset transaction costs incurred in the second quarter of 2009 associated with the proposed FIS merger transaction.

Comparison of the Six Months Ended June 30, 2009 and 2008

Revenue

Revenue for the FSG segment increased $16.4 million, or 5%, to $344.6 million for the six months ended June 30, 2009, compared to $328.2 million for the six months ended June 30, 2008. Revenue growth was driven by higher core processing activity and client termination fees, which were offset by lower professional services revenue.

Revenue for the PSG segment increased $1.3 million, to $522.5 million for the six months ended June 30, 2009, compared to $521.2 million for the six months ended June 30, 2008. The revenue increase was due to higher transaction volumes, which were offset by lower software license revenue.

Segment Operating Income

Segment operating income for the FSG segment increased $17.7 million, or 23%, to $94.3 million for the six months ended June 30, 2009, compared to $76.6 for the six months ended June 30, 2008. Segment operating margin was 27.4% in 2009 compared to 23.3% in 2008. The increase in operating margin was due to advantageous revenue mix, particularly higher client termination fees, and cost productivity.

Segment operating income for the PSG segment increased $8.8 million, or 5%, to $169.3 million for the six months ended June 30, 2009, compared to $160.5 million for the six months ended June 30, 2008. Segment operating margin was 32.4% in 2009 compared to 30.8% in 2008. The increase in operating margin was due to cost productivity.

Net corporate/other expenses decreased $2.9 million to $118.0 million for the six months ended June 30, 2009, compared to $120.9 million for the six months ended June 30, 2008. The decrease in net corporate/other expenses is primarily due to cost productivity and the reversal of the remaining reserve of $5.5 million related to litigation regarding a contractual dispute with a former customer because Metavante prevailed at the trial court level in such litigation. These items offset transaction costs incurred in the six months ended June 30, 2009 associated with the proposed FIS merger transaction.

Liquidity and Capital Resources

Metavante broadly defines liquidity as its ability to generate sufficient cash flow from operating activities to meet its obligations and commitments. In addition, liquidity includes the ability to obtain appropriate debt and equity financing.

The following table shows Metavante’s sources and uses of funds for the six months ended June 30, 2009 and 2008 (in millions):

	Six months Ended June 30,
	2009	2008
Net cash from operating activities	$170.5	$148.3
Net cash from investing activities	112.5	(209.1)
Net cash from financing activities	(189.9)	73.7
Effect of exchange rate changes on cash and cash equivalents	0.7	(0.7)

Change in cash and cash equivalents	$93.8	$12.2

Net cash from operating activities

Net cash from operating activities during the six months ended June 30, 2009 increased by $22.2 million to $170.5 million, compared to $148.3 million during the six months ended June 30, 2008. The increase was driven by an increase in net income of $20.2 million, which Metavante converted into cash from operating activities. The remaining increase was due to the timing of working capital items.

Net cash from investing activities

Net cash from investing activities during the six months ended June 30, 2009 increased by $321.6 million to a cash inflow of $112.5 million, compared to a cash outflow of $209.1 million during the six months ended June 30, 2008. The funds from processing certain types of transactions as described in Note 1 of the Notes to the Consolidated Financial Statements, in Item 8 of Metavante’s Annual Report on Form 10-K for the year ended December 31, 2008, increased $261.2 million for the six months ended June 30, 2009 compared to 2008. This amount can vary significantly from period to period. In addition, net cash from investing activities was impacted by a decrease in funds used for acquisitions of $57.3 million for the six months ended June 30, 2009, compared to the six months ended June 30, 2008.

Net cash from financing activities

Net cash from financing activities for the six months ended June 30, 2009 decreased $263.6 million to a cash outflow of $189.9 million, compared to a cash inflow of $73.7 million for the six months ended June 30, 2008. The decrease was primarily attributable to the change in processing certain types of transactions as described in Note 1 of the Notes to the Consolidated Financial Statements, in Item 8 of Metavante’s Annual Report on Form 10-K for the year ended December 31, 2008. The amount can vary significantly from period to period and decreased by $264.4 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

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

The following is a reconciliation of cash provided from operating activities to free cash flow (in millions):

	Six Months Ended June 30,
	2009	2008
Net cash from operating activities	$170.5	$148.3
Less capital expenditures:
Premises and equipment	11.9	9.4
Software and conversions	50.8	56.4

Free cash flow	$107.8	$82.5

Free cash flow increased $25.3 million, or 31%, to $107.8 million for the six months ended June 30, 2009, compared to $82.5 million for the six months ended June 30, 2008. The increase was driven by an increase in net income of $20.2 million, which Metavante converted into cash from operating activities. The remaining increase was due to the timing of working capital items.

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

The Credit Agreement Amendment provides, among other things, that on its effective date, the outstanding indebtedness under the Credit Agreement will be restructured as follows: (i) the Borrower will borrow 100% of the unused revolving commitments under the Credit Agreement on or prior to such effective date, (ii) FIS or one of its subsidiaries will purchase all of the revolving loans of each Consenting Lender outstanding on such effective date if and only if such Consenting Lender commits to purchase accounts receivable from FIS’s securitization vehicle under a new FIS accounts receivable securitization facility to be entered into on or prior to the closing of the merger, (iii) an aggregate principal amount of $500.0 million of term loans held by the Consenting Lenders will be exchanged for an identical principal amount of term loans under FIS’s existing credit facility, (iv) FIS or one of its subsidiaries will purchase up to an aggregate principal amount of $428.1 million of the remaining term loans held by the Consenting Lenders at par in cash, (v) if, after giving effect to the debt exchange and purchases described in the foregoing clauses (ii), (iii) and (iv), the aggregate principal amount of term loans and revolving loans that remain outstanding under the Credit Agreement (as amended by the Credit Agreement Amendment) would result in a “default” under the FIS’s existing credit agreement, the Borrower will prepay these loans on a pro rata basis for the relevant credit facility in a minimum amount necessary to avoid such “default” and (vi) the term loans that remain outstanding under the Credit Agreement after giving effect to the transactions described in the foregoing clauses (iii), (iv) and (v) will be re-priced as provided in the Credit Agreement Amendment (the transactions described in the foregoing clauses (i) through (vi), collectively, the “Restructuring Transactions”). The term loans and revolving loans purchased or exchanged by FIS or one of its subsidiaries pursuant to the Restructuring Transactions will be deemed immediately cancelled for all purposes of the Credit Agreement and no longer outstanding.

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

In connection with the Restructuring Transactions, Metavante and the Borrower and their subsidiaries that are guarantors under the Credit Agreement will be required to guarantee the obligations under FIS’s credit facility and its new accounts receivable securitization facility referred to above.

As of June 30, 2009, Metavante was subject to a consolidated leverage ratio covenant. The consolidated leverage ratio is the ratio of consolidated total net debt to credit agreement EBITDA. As of June 30, 2009, the ratio must not exceed 4.25:1.00. Metavante’s consolidated leverage ratio as of June 30, 2009 was 2.5:1:00. As of June 30, 2009, Metavante was in compliance with all covenants within its credit facilities. See our Annual Report on Form 10-K for the year ended December 31, 2008 for additional information regarding sources of liquidity.

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

At June 30, 2009, Metavante had no off-balance sheet arrangements.

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

Evaluation of Disclosure Controls and Procedures

Metavante carried out an evaluation, under the supervision and with the participation of management, including Metavante’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness, as of June 30, 2009, of the design and operation of the disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, Metavante’s Chief Executive Officer and its Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of June 30, 2009.

Changes in Internal Control over Financial Reporting

There has been no change in Metavante’s internal control over financial reporting during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, Metavante’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors.

See “Risk Factors” in Part 1 – Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008 for information about risk factors. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, other than the risk factors updated in Part II – Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009.

Item 5.	Other Information.

Litigation Related to the Merger

On April 7, 2009, a putative class action complaint was filed by a purported Metavante shareholder against Metavante, its directors, certain officers, and FIS. The complaint alleges that the directors and officers breached fiduciary duties to Metavante shareholders and that Metavante and FIS aided and abetted such breaches. The complaint seeks to enjoin the proposed merger transaction, preliminarily and permanently, and also seeks damages, attorneys’ fees, and class certification. An amended complaint was filed on April 23, 2009, adding an additional plaintiff, but it is otherwise the same as the original complaint. A second amended complaint was filed on May 15, 2009. The second amended complaint added, inter alia, a claim against Metavante and FIS for an alleged breach of duty of full and fair disclosure, based on allegations that the Form S-4 filed by FIS on May 4, 2009 fails to disclose relevant material information about the proposed merger transaction. The case is Lisa Repinski, et al v. Michael Hayford, et al, Milwaukee County Circuit Court Case No. 09CV5325.

On April 24, 2009, a second putative class action concerning similar allegations was filed by another purported Metavante shareholder against Metavante and its directors and certain officers. This complaint also seeks to enjoin the transaction, preliminarily and permanently, and also seeks damages, attorneys’ fees, and class certification. An amended complaint was filed on May 15, 2009. The amended complaint purported to add FIS as a defendant, as well as certain allegations substantively similar to those contained in the second amended complaint filed in the Repinski action. The case is Samuel Beren v. Metavante Technologies, Inc. et al., Milwaukee County Circuit Court Case No. 09CV6315.

On June 1, 2009, Judge Jean W. DiMotto signed an order consolidating the Repinski and Beren actions as In re Metavante Technologies, Inc. Shareholder Litigation, No. 09CV5325. The second amended complaint in the Repinski action was designated the operative complaint in the consolidated action. FIS and Metavante believe these actions are without merit and intend to defend themselves vigorously against the claims.

Item 6.	Exhibits.

See the Exhibit Index following the signatures page of this report, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METAVANTE TECHNOLOGIES, INC.
(Registrant)

Date: August 5, 2009	/s/ TIMOTHY C. OLIVER
Timothy C. Oliver
Senior Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date: August 5, 2009	/s/ KENNETH F. BEST
Kenneth F. Best
Principal Accounting Officer
(Principal Accounting Officer and Duly Authorized Officer)

METAVANTE TECHNOLOGIES, INC.

(the “Registrant”)

(Commission File No. 001-33747)

Exhibit Index

to

Quarterly Report on Form 10-Q

for the Quarter Ended June 30, 2009

Exhibit No.	Description	Incorporated Herein by Reference to	Filed Herewith

4.1	Amendment No. 1 to Credit Agreement, dated April 30, 2009, among Metavante Technologies, Inc., Metavante Corporation, the lenders party thereto, and JP Morgan Chase Bank, N.A., as administrative agent.	Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 1, 2009.

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X